Form 10-Q
period 1995-06-30
SUPER 8 MOTELS III LTD
filed 1995-09-08
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1995

                            Commission File 0-10134

                            SUPER 8 MOTELS III, LTD
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter


                  CALIFORNIA                            94 - 2664921
         ------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


          2030 J Street
          Sacramento, California                           95814
          --------------------------------------       --------------
          Address of principal executive offices          Zip Code



Registrant's telephone number,
including area code                                  (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes XX   No
    ----   ------

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1995 and December 31, 1994            2

   Statement of Operations - Six Months Ended
   June 30, 1995 and 1994                                         3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1995 and 1994                        4

   Statement of Cash Flows - Six Months Ended
   June 30, 1995 and 1994                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                         7 - 9

   Other Information and Signatures                          10 - 11

                                SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                                    BALANCE SHEET
                          JUNE 30, 1995 AND DECEMBER 31,1994

                                                      1995       1994
                                                      ----       ----

                                       ASSETS
Current Assets:                        ------
  Cash and temporary investments                  $  331,510  $  403,176
  Accounts receivable                                 82,613     101,960
  Prepaid expenses                                    18,455       8,765
                                                  ----------  ----------
   Total current assets                              432,578     513,901
                                                  ----------  ----------
Property and Equipment:
  Land                                             1,670,129   1,670,129
  Capital Improvements                                26,175      26,175
  Buildings                                        3,276,870   3,276,870
  Furniture and equipment                            780,616     726,984
                                                  ----------  ----------
                                                   5,753,790   5,700,158
  Accumulated depreciation and amortization       (2,668,300) (2,420,603)
                                                  ----------  ----------
   Property and equipment, net                     3,085,490   3,279,555
                                                  ----------  ----------
   Total Assets                                   $3,518,068  $3,793,456
                                                  ==========  ==========

                         LIABILITIES AND PARTNERS' EQUITY
                         --------------------------------
Current Liabilities:
  Current portion of note payable                 $   66,642  $   28,700
  Accounts payable and accrued liabilities            80,050      99,175
                                                  ----------  ----------
   Total current liabilities                         146,692     127,875

Long - Term Liabilities:
  Note payable                                       194,931     595,214
                                                  ----------  ----------
   Total liabilities                                 341,623     723,089
                                                  ----------  ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                    19,228      18,167
  Limited Partners                                 3,157,217   3,052,200
                                                  ----------  ----------
   Total partners' equity                          3,176,445   3,070,367
                                                  ----------  ----------
   Total Liabilities and Partners' Equity         $3,518,068  $3,793,456
                                                  ==========  ==========

The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                               STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                             Three Month Six Months Three Month Six Months
                                Ended      Ended       Ended      Ended
                               6/30/95    6/30/95     6/30/94    6/30/94
Income:                        -------    -------     -------    -------
  Motel room income        $   409,347 $  803,092  $  433,516  $ 844,323
  Telephone and
   vending                       5,951     13,962       8,852     16,978
  Interest                       1,977      4,129       2,037      4,153
  Other                            612      1,102         286      1,065
                               -------    -------     -------    -------
   Total Income                417,887    822,285     444,691    866,519
                               -------    -------     -------    -------
Expenses:
  Motel operating expenses
  (Note 2)                     293,571    574,257     336,561    659,012
  General and administrative    10,951     35,753       8,949     32,545
  Depreciation and amortization 41,673     83,424      36,951     73,712
  Interest                       7,086     16,408      14,027     39,114
  Property management fees      20,804     40,216      22,087     43,054
   Total Expenses              374,085    750,058     418,575    847,437
                               -------    -------     -------    -------
   Net Income (Loss)       $    43,802 $   72,227  $   26,116 $   19,082
                               =======    =======     =======    =======
Net Income (Loss) Allocable
 to General Partners              $438       $722        $261       $191
                               =======    =======     =======    =======
Net Income (Loss) Allocable
 to Limited Partners           $43,364    $71,505     $25,855    $18,891
                               =======    =======     =======    =======
Net Income (Loss) per
 Partnership Unit                $7.37     $12.16       $4.40      $3.21
                               =======    =======     =======    =======
Distribution to
 Limited Partners
 Per Partnership Unit            $0.00      $0.00       $0.00      $0.00
                               =======    =======     =======    =======




     The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                             STATEMENT OF PARTNERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                       1995       1994
General Partners:                                      ----       ----
 Balance at beginning of year                     $   18,506  $   18,167
 Net income (loss)                                       722         191
                                                  ----------  ----------
  Balance at end of period                            19,228      18,358
Limited Partners:
 Balance at beginning of year                      3,085,712   3,052,200
 Net income (loss)                                    71,505      18,891
 Less: Cash distributions                               -           -
                                                  ----------  ----------
  Balance at end of period                         3,157,217   3,071,091
                                                  ----------  ----------
  Total balance at end of period                  $3,176,445  $3,089,449
                                                  ==========  ==========



























The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                               STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                       1995       1994
                                                       ----       ----
  Cash Flows From Operating Activities:
  Received from motel revenues                     $  822,025  $  869,794
  Expended for motel operations
   and general and administrative expenses           (666,346)   (749,086)
  Interest received                                     3,530       4,114
  Interest paid                                       (17,883)    (34,462)
                                                    ---------   ---------
    Net cash provided (used) by operating activities  141,326      90,360
                                                    ---------   ---------
Cash Flows From Investing Activities:
  Purchases of property and equipment                  (2,906)    (13,931)
                                                    ---------   ---------
    Net cash provided (used) by investing activities    (2,906)    (13,931)
                                                    ---------   ---------
Cash Flows From Financing Activities:
  Payments on notes payable                          (177,017)    (65,638)
  Distributions paid to Limited Partners                 -           -
                                                     ---------  ---------
    Net cash provided (used) by financing activities (177,017)    (65,638)
                                                     ---------  ---------
    Net increase (decrease) in cash
      and temporary investments                       (38,597)     10,791

Cash and temporary investments:
  Beginning of year                                   370,107     403,176
                                                     ---------  ---------
  End of period                                    $  331,510  $  413,967
                                                    =========   =========
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                               $   72,227  $   19,082
   Adjustments to reconcile net income to           ---------   ---------
    net cash provided by operating activities:
     Depreciation and amortization                     83,424      73,712
     (Increase) decrease in accounts receivable         3,270       7,390
     (Increase) decrease in prepaid expenses           (7,733)     (8,926)
     Increase (decrease) in accounts payable
      and accrued liabilities                          (9,862)       (898)
                                                     ---------  ---------
        Total adjustments                              69,099      71,278
                                                     ---------  ---------
        Net cash provided by operating activities  $  141,326  $   90,360
                                                     =========  =========

The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                         (A California Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1995

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1994 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

            Property Management Fees              $   40,216

            Franchise Fees                        $   15,790

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
The following table summarizes the major components of motel operating costs for the periods reported:

                               Three Month Six Months Three Month Six Month
                                   Ended      Ended      Ended      Ended
                                  6/30/95    6/30/95    6/30/94    6/30/94
                                 --------   --------   --------   --------
Salaries and related costs     $  111,138 $  226,131 $  135,359 $  263,517
Utilities                          28,401     54,326     28,578     56,633
Allocated costs, mainly indirect
 salaries                          44,551     86,814     40,659     80,499
Other operating expenses          109,481    206,986    131,965    258,363
                                 --------   --------   --------   --------
Total motel operating expenses $  293,571 $  574,257 $  336,561 $  659,012
                                 ========   ========   ========   ========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                                SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                      JUNE 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $432,578 exceed its current liabilities of $146,692 by $285,886. This excess of current assets over current liabilities is approximately equal to the $297,050 operating reserve requirement in the Partnership
Agreement. The Partnership had a negative cash flow of $38,597 during the nine month period covered by this report. During that period the Partnership has made $150,000 in mortgage principal payments in excess of those required under the mortgage as discussed in the next paragraph.

        The Partnership's Bakersfield Motel is encumbered by a mortgage calling for a $108,215 balloon payment on September 11, 1997.
Rather than accumulate funds to make this balloon payment, the General Partners have decided to make additional principal payments on the mortgage, thus saving on interest expense. The
General Partners have also decided to suspend quarterly distributions to the Limited Partners in order to accumulate the funds necessary for these extra principal payments.

        The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the six months ended June 30, 1995, the Partnership has expended $10,669 in such expenditures ($2,906 of which was capitalized) which is
equal to 1.3% of guest room revenue.   The General Partners
anticipate that renovation and repair expenditures will not substantially exceed 3% of guest room revenue during the current fiscal year.

NEW ACCOUNTING STANDARDS

        SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt
SFAS No. 121 until its fiscal year ending December 31, 1996.
The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

                                SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                       (Continued)
                                      JUNE 30, 1995


RESULTS OF OPERATIONS

        The following is a comparison of the first six months of the fiscal year ending December 31, 1995 with the corresponding period of the preceding fiscal year.

                                      Occupancy Percentage
                                  1995                    1994
                         Current      Year to      Current     Year to
                         Quarter       Date        Quarter       Date

San Bernardino             58.6%       61.0%        61.5%        61.7%
Bakersfield                90.9%       88.2%        94.6%        92.6%

Combined                   75.6%       75.3%        79.1%        78.0%





                                        Average Room Rate
                                  1995                    1994
                         Current      Year to      Current     Year to
                         Quarter       Date        Quarter       Date

San Bernardino            $40.73      $40.23        $42.13       $41.03
Bakersfield               $31.33      $30.86        $31.19       $31.34

Combined                  $34.78      $34.45        $35.22       $34.98


        Total revenues decreased $44,234 (or 5.1%) for the six month period covered by this report as compared to the previous fiscal year. The decrease in total revenue was due primarily to a
$41,231 or 4.9% decrease in room revenue.   The San Bernardino
lodging market conditions are least favorable in the country according to current industry trade magazines. The decline in both revenue and room rates at the Bakersfield motel is associated reduction in patronage by Amtrak train crews. Amtrak has reduced the crew size and number of trains, thus reducing the demand for rooms, and it has insisted that the Partnership match a competing bid, thereby reducing the room rates from $22 to $20 per room night.

        The Partnership's expenses decreased $97,379 or 11.5% . The Partnership achieved the expenses reductions by a vigorous cost control program in addition to the savings from reduced occupancy.

                                SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                       (Continued)
                                      JUNE 30, 1995

FUTURE TRENDS

        The General Partners expect that overall occupancy for the fiscal year ending December 31, 1995 will be equal to or less than that achieved in 1994. The General Partners expect income for the current fiscal year to be equal to the previous fiscal year or to reflect a slight decrease. However, due to expense reductions, discussed above, the General Partners anticipate net income equal to the previous fiscal year or slightly better than that achieved in the previous fiscal year.

        In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                  Legal Proceedings
                              -----------------
                                 None

     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 None

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 None

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                              SUPER 8 MOTELS III, LTD


              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer