Form 10-Q
period 1995-09-30
SUPER 8 MOTELS III LTD
filed 1995-11-15
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended September 30, 1995

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

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995 AND 1994

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                                PAGE

   Balance Sheet - September 30, 1995 and December 31, 1994            2

   Statement of Operations - Nine Months Ended
   September 30, 1995 and 1994                                         3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1995 and 1994                       4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1995 and 1994                                         5

   Notes to Financial Statements                                       6

   Management Discussion and Analysis                                7 - 9

   Other Information and Signatures                                 10 - 11

                           SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                                BALANCE SHEET
                   SEPTEMBER 30, 1995 AND DECEMBER 31,1994
                   ---------------------------------------

                                                         1995       1995
                                                      ---------   --------

                                          ASSETS
Current Assets:
  Cash and temporary investments                     $  402,316 $  403,176
  Accounts receivable                                    75,203    101,960
  Prepaid expenses                                       16,137      8,765
                                                       --------   --------
   Total current assets                                 493,656    513,901
                                                       --------   --------
Property and Equipment:
  Land                                                1,670,129  1,670,129
  Capital Improvements                                   26,175     26,175
  Buildings                                           3,276,870  3,276,870
  Furniture and equipment                               786,731    726,984
                                                      ---------  ---------
                                                      5,759,905  5,700,158
  Accumulated depreciation and amortization          (2,708,248)(2,420,603)
                                                      ---------  ---------
   Property and equipment, net                        3,051,657  3,279,555
                                                      ---------  ---------

   Total Assets                                      $3,545,313 $3,793,456
                                                      =========  =========

                          LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable                    $   68,322 $   28,700
  Accounts payable and accrued liabilities               92,653     99,175
                                                      ---------  ---------
   Total current liabilities                            160,975    127,875

Long - Term Liabilities:
  Note payable                                          177,208    595,214
                                                      ---------  ---------
   Total liabilities                                    338,183    723,089

Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                       19,535     18,167
  Limited Partners                                    3,187,595  3,052,200
                                                      ---------  ---------
   Total partners' equity                             3,207,130  3,070,367
                                                      ---------  ---------

   Total Liabilities and Partners' Equity            $3,545,313 $3,793,456
                                                      =========  =========
   The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                           STATEMENT OF OPERATION
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
           -----------------------------------------------------
                                  Three      Nine      Three      Nine
                                  Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                 9/30/95    9/30/95    9/30/94    9/30/94
                               ----------  ---------  ---------  ---------
Income:
  Motel room income           $   398,505 $1,201,597 $  412,459 $1,256,782
  Telephone and
   vending                         10,098     24,061      8,939     25,917
  Interest                          2,900      7,030      2,104      6,256
  Other                            10,637     11,739        463      1,528
                                ---------  ---------  ---------  ---------
   Total Income                   422,140  1,244,427    423,965  1,290,483
                                ---------  ---------  ---------  ---------

Expenses:
  Motel operating expenses
        (Note 2)                  312,707    886,964    337,044    996,056
  General and administrative       11,420     47,173      9,811     42,356
  Depreciation and amortization    39,948    123,372     36,918    110,630
  Interest                          6,273     22,681     12,865     41,580
  Property management fees         21,108     61,325     21,002     64,056
                                ---------  ---------  ---------  ---------
   Total Expenses                 391,456  1,141,515    417,640  1,254,678
                                ---------  ---------  ---------  ---------

   Net Income (Loss)          $    30,684 $  102,912 $    6,325 $   35,805
                               ==========  =========  =========  =========
Net Income (Loss) Allocable
 to General Partners                 $307     $1,029        $63       $358
                               ==========  =========  =========  =========
Net Income (Loss) Allocable
 to Limited Partners              $30,377   $101,883     $6,262    $35,447
                               ==========  =========  =========  =========
Net Income (Loss) per
 Partnership Unit                   $5.16     $17.32      $1.06      $6.03
                               ==========  =========  =========  =========
Distribution to
 Limited Partners
 Per Partnership Unit               $0.00      $0.00      $0.00      $0.00
                               ==========  =========  =========  =========









 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                        STATEMENT OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
           -----------------------------------------------------



                                                         1995       1994
                                                      ---------  ---------
General Partners:
 Balance at beginning of year                        $   18,506 $   18,167
 Net income (loss)                                        1,029        358
                                                      ---------  ---------
  Balance at end of period                               19,535     18,525


Limited Partners:
 Balance at beginning of year                         3,085,712  3,052,200
 Net income (loss)                                      101,883     35,447
 Less: Cash distributions                                     0          0
                                                      ---------  ---------
  Balance at end of period                            3,187,595  3,087,647
                                                      ---------  ---------

  Total balance at end of period                     $3,207,130 $3,106,172
                                                      =========  =========


























 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                        STATEMENT OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
           -----------------------------------------------------

                                                         1995       1994
                                                      ---------  ---------
Cash Flows From Operating Activities:
  Received from motel revenues                       $1,250,043 $1,282,248
  Expended for motel operations
   and general and administrative expenses             (996,827)(1,129,885)
  Interest received                                       5,063      6,188
  Interest paid                                         (24,290)   (37,420)
                                                      ---------  ---------
    Net cash provided (used) by operating activities    233,989    121,131
                                                      ---------  ---------

Cash Flows From Investing Activities:
  Purchases of property and equipment                    (9,020)   (13,931)
  Proceeds from sale of equipment                           300          0
                                                       ---------  ---------
    Net cash provided (used) by investing activities     (8,720)   (13,931)
                                                       ---------  ---------

Cash Flows From Financing Activities:
  Payments on notes payable                            (193,060)  (124,731)
  Distributions paid to Limited Partners                      0          0
                                                      ---------  ---------
    Net cash provided (used) by financing activities   (193,060)  (124,731)
                                                      ---------  ---------

    Net increase (decrease) in cash
      and temporary investments                          32,209    (17,531)

Cash and temporary investments:
  Beginning of year                                     370,107    403,176
                                                      ---------  ---------
  End of period                                      $  402,316 $  385,645
                                                      =========  =========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                 $  102,912 $   35,805
                                                      ---------  ---------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                      123,372    110,630
     (Increase) decrease in accounts receivable          10,679     (2,047)
     (Increase) decrease in prepaid expenses             (5,414)    (8,875)
     Increase (decrease) in accounts payable
      and accrued liabilities                             2,740    (14,382)
                                                      ---------  ---------
        Total adjustments                               131,377     85,326
                                                      ---------  ---------

        Net cash provided by operating activities    $  234,289 $  121,131
                                                      =========  =========



 The accompanying notes are an integral part of the financial statements

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                      -----------------------------------

Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

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

            Property Management Fees              $   61,325

            Franchise Fees                        $   24,032

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
-------
The following table summarizes the major components of motel operating costs for the periods reported:
                                   Three      Nine       Three      Nine
                                   Months     Months     Months     Months
                                   Ended      Ended      Ended      Ended
                                  9/30/95    9/30/95    9/30/94    9/30/94
                                ---------  ---------  ---------  ---------
Salaries and related costs     $  113,228 $  339,359 $  131,079 $  394,597
Utilities                          43,385     97,711     46,519    103,152
Allocated costs, mainly
  indirect salaries                45,053    131,867     42,369    122,868
Other operating expenses          111,041    318,027    117,077    375,439
                                ---------  ---------  ---------  ---------
Total motel operating expense  $  312,707 $  886,964 $  337,044 $  996,056
                                =========  =========  =========  =========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                          SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           SEPTEMBER 30, 1995
              -----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Partnership's current assets of $493,656 exceed its current liabilities of $160,975 by $332,681. This excess of current assets over current liabilities exceeds the $297,050 operating reserve requirement in the Partnership Agreement. The Partnership had a positive cash flow of $32,209 during the nine month period covered by this report. During that period the Partnership has made $150,000 in mortgage principal payments in excess of those required under the mortgage as discussed in the next paragraph.

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

        The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the nine months ended September 30, 1995, the Partnership has expended $31,671 in such expenditures ($9,020 of which was capitalized) which
is equal to 2.6% of guest room revenue.   The General Partners anticipate that
renovation and repair expenditures will not substantially exceed 3% of guest room revenue during the current fiscal year.

NEW ACCOUNTING STANDARDS
------------------------

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

                          SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (Continued)
                           SEPTEMBER 30, 1995
              -----------------------------------------------


RESULTS OF OPERATIONS
---------------------

        The following is a comparison of the first nine months of the fiscal year ending December 31, 1995 with the corresponding period of the preceding fiscal year.



                               Occupancy Percentage
                            1995                   1994
                 Current        Year      Current         Year
                 Quarter       to Date    Quarter       to Date

San Bernardino    56.6%         59.5%      59.9%         61.1%
Bakersfield       88.0%         88.1%      87.2%         90.8%

Combined          73.2%         74.6%      74.3%         76.8%


                                 Average Room Rate
                            1995                   1994
                 Current        Year      Current       Year
                 Quarter       to Date    Quarter     to Date

San Bernardino   $40.18        $40.21     $42.09       $41.38
Bakersfield      $31.41        $31.04     $31.08       $31.26

Combined         $34.63        $34.51     $35.29       $35.08


        Total revenues decreased $46,056 (or 3.6%) for the nine month period covered by this report as compared to the previous fiscal year. The decrease in total revenue was due primarily to a $55,185 or 4.4% decrease in room
revenue.   The San Bernardino lodging market conditions are the least favorable in the country according to current industry trade magazines. The declines in both revenue and room rates at the Bakersfield motel are associated with a reduction in patronage by Amtrak train crews. Amtrak has reduced the crew size and number of trains at its Bakersfield facility, thus reducing the demand for rooms, and it has insisted that the Partnership match a competing bid to house its crews, thereby reducing the room rates received by the Partnership for such business from $22 to $20 per room night.

        The Partnership's expenses decreased $113,163 or 9.0% . The Partnership achieved the expenses reductions by a vigorous cost control program in addition to the savings from reduced occupancy.

                          SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              (Continued)
                           SEPTEMBER 30, 1995
              -----------------------------------------------

FUTURE TRENDS
--------------

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









                              SUPER 8 MOTELS III, LTD


              11-13-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              11-13-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer