Form 10-K
period 1995-12-31
SUPER 8 MOTELS III LTD
filed 1996-03-28
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				   FORM 10-K

	 ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

		  For the Fiscal Year Ended  December 31, 1995
					    -------------------
		  Commission file number 0-10134
					--------

		     SUPER 8 MOTELS III, LTD.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

	      California                              94-2664921
    -------------------------------               ----------------------
    (State or other jurisdiction of               (I.R.S. Employer Iden-
     incorporation or organization)                 tification No.)

     2030 J Street, Sacramento, California                95814
    ----------------------------------------            ----------
    (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:   (916) 442-9183

    Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

		     UNITS OF LIMITED PARTNERSHIP INTEREST
		     -------------------------------------
				(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No __
				       ---

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)
			    ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable.

		  DOCUMENTS INCORPORATED BY REFERENCE

				None

				     PART I

Item 1.  BUSINESS

General Development of Business
-------------------------------

	Super 8 Motels III, Ltd. (the "Partnership") is a limited partnership which was organized under the Uniform Limited
Partnership Act of the State of California on June 2, 1980.

	The General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation which is wholly-owned by Philip B. Grotewohl.

	Through two public offerings of units of limited partnership interest in the Partnership (the "Units"), the Partnership sold
5,941 Units at a price of $1,000 per Unit.

	The net proceeds of the offerings have been expended for the acquisition in fee and development of properties located in San
Bernardino, California and Bakersfield, California. Motel operations commenced on March 6, 1982 at the San Bernardino property, and on September 20, 1982 at the Bakersfield property.

Narrative Description of Business
---------------------------------

(a)  Franchise Agreements
-------------------------

	The Partnership operates each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership which is an affiliate of the General Partner (the "Manager"), became sub-franchisor in the stead of Super 8 Management Corporation.
As of December 31, 1995, Super 8 Motels, Inc. had franchised a total of 1,366 motels having an aggregate of 83,748 guest rooms in operation.

	The objective of the Super 8 Motel chain is to maintain a competitive position in the motel industry by offering to the public comfortable, no-frills accommodations at a budget price. Each Super 8 Motel provides its guests with attractively decorated rooms, free color television, direct dial telephone and other basic amenities, but eliminates or modifies other items to provide substantial cost reduction without seriously affecting comfort or convenience. Some of these savings are accomplished by reductions in room size, elimination of expensive lobbies, and by substantial economies in building construction.

	By the terms of each franchise agreement with Super 8 Motels, Inc., the Partnership pays monthly franchise fees equal to 4% of its gross room revenues (half of which is paid to the sub-franchisor) and contributes an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national reservation and promotions program.

(b)  Operation of the Motels
----------------------------

	The Manager manages and operates the Partnership's motels. The Manager's responsibilities include, but are not limited to, supervision and direction of the Partnership's employees having direct responsibility for the operation of each motel, establishment of room rates and direction of the promotional activities of the Partnership's employees. In addition, the Manager directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The
Partnership's financial activities are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the Manager. Together, these staffs perform all bookkeeping duties in connection with each motel, including all collections and all disbursements to be paid out of funds generated by motel operations or otherwise supplied by the Partnership.

	As of December 31, 1995, the Partnership employed a total of 32 persons, either full or part-time at its two motel properties, including nine desk clerks, 19 housekeeping and laundry personnel, two maintenance personnel and two motel managers.

	In addition, and as of the same date, the Partnership employed 12 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and motel supervisory personnel, an attorney, secretarial personnel, and purchasing personnel. The attorney, who is also the Director of Operations, is David P.
Grotewohl, son of Philip B. Grotewohl. Also employed by the Partnership on a part-time basis is Julie Grotewohl, daughter of Philip Grotewohl, as Director of Sales, and Mark Grotewohl, son of Philip Grotewohl, as Director of Marketing.

(c)  Property Acquisition and Development
-----------------------------------------

	The net proceeds of the offering of the Units, and financing in the amount of $870,000 secured by a deed of trust on the Bakersfield motel, was expended in connection with the acquisition and development of two properties located in San
Bernardino and Bakersfield, California, respectively.

	It is the present intention of the General Partner that the proceeds of any sale or refinancing be distributed to the Limited Partners rather than reinvested.

(d)  Competition
----------------

	As discussed in greater detail below, in each area in which its motel properties are located the Partnership faces intense competition from motels of varying quality and size, including other budget motels which are part of nationwide chains and which have access to nationwide reservation systems.

	Super 8 Motels offer accommodations at the upper end, in terms of facilities and prices, of the budget segment of the lodging industry. Generally, Super 8 Motels offer larger rooms and higher quality furnishings at higher rates than motels franchised under the trade-names Motel 6, Western 6, Econolodge, Red Roof Inns and E-Z 8.

Item 2.  PROPERTIES

(a) San Bernardino, California
    --------------------------

	The San Bernardino motel, which consists of 81 guest rooms on approximately 1.87 acres of land, commenced operations on March
6, 1982.  The average monthly occupancy rates and average
monthly room rates during the three most recent years are as follows:
	       Average Occupancy Rate
		1995    1994    1993
		-----   -----   -----
January         57.9%   52.3%   59.1%
February        63.1%   63.0%   77.9%
March           69.1%   70.7%   71.8%
April           55.8%   57.0%   65.1%
May             63.0%   62.0%   72.6%
June            57.0%   65.4%   66.4%
July            53.1%   55.8%   62.4%
August          57.6%   63.8%   75.0%
September       59.3%   60.2%   57.8%
October         46.7%   56.2%   61.6%
November        39.9%   50.4%   66.5%
December        41.8%   52.8%   62.4%

Annual Average  55.3%   59.1%   66.5%

		   Average Room Rate
		 1995    1994    1993
		------  ------  ------
January         $40.04  $38.22  $36.10
February        $39.52  $39.13  $37.02
March           $39.73  $41.86  $36.07
April           $41.11  $41.89  $37.14
May             $40.60  $41.36  $38.41
June            $40.51  $43.08  $40.17
July            $40.82  $42.73  $38.00
August          $40.16  $42.14  $40.86
September       $39.60  $41.41  $39.60
October         $40.99  $43.09  $40.67
November        $40.60  $41.11  $39.34
December        $40.14  $35.73  $37.59

Annual Average  $40.29  $41.07  $38.41

	While prior to 1993 the San Bernardino motel received approximately 5% to 7% of its guest room revenue from Norton Air Force Base, the corresponding amounts for 1993 and for 1994 were 3% and 0.7%, respectively. The reduction was attributable to the final closing of Norton Air Force Base in March, 1994. Currently, the Partnership's San Bernardino motel provides accommodations to no one customer, the loss of which could materially affect the Partnership's operations.

	The following lodging facilities provide direct and indirect competition to the Partnership's San Bernardino motel:

					 APPROXIMATE
		      NUMBER              DISTANCE
     FACILITY        OF ROOMS            FROM MOTEL
------------------  ----------   --------------------------
Comfort Inn              50              Adjacent
Hilton Inn              200             Across street
La Quinta Motel         154             200     yards
Travelodge               90             200     yards
EZ-8 Motel              117             0.13    miles

(b) Bakersfield, California
    ------------------------

	The Bakersfield motel, which consists of 90 guest rooms on approximately 2.32 acres of land, commenced operations on September 20, 1982. The average monthly occupancy rate and average monthly room rate for the three most recent years are as follows:

		Average Occupancy Rate
		 1995    1994    1993
		-----   -----   -----
January         87.4%   86.6%   81.0%
February        82.2%   90.4%   91.5%
March           86.4%   93.9%   97.7%
April           91.0%   95.1%   97.4%
May             89.6%   92.7%   93.3%
June            92.2%   97.1%   98.8%
July            89.3%   85.3%   93.9%
August          90.0%   88.1%   95.9%
September       84.6%   88.3%   92.7%
October         85.1%   93.4%   98.4%
November        78.4%   89.6%   89.4%
December        70.6%   79.1%   76.7%

Annual Average  85.6%   89.9%   92.2%

		   Average Room Rate
		 1995    1994    1993
		------  ------  ------
January         $30.06  $31.46  $31.47
February        $30.24  $31.60  $32.17
March           $30.72  $31.46  $32.22
April           $30.63  $31.79  $32.44
May             $31.63  $30.65  $32.13
June            $31.73  $31.14  $32.70
July            $31.89  $31.13  $33.62
August          $31.51  $31.52  $33.55
September       $30.78  $30.60  $32.35
October         $31.64  $29.12  $32.13
November        $30.06  $28.92  $31.87
December        $28.86  $29.20  $30.99

Annual Average  $30.87  $30.73  $32.34

	From October 1, 1982 to January 31, 1993, an agreement was in effect granting the Partnership the first opportunity to provide rooms to employees of Santa Fe Railroad at a room rate of $20.00. Though expired according to its terms, the contract continues to be observed by both parties, except that the agreed rate is now $23.00 per room night. Revenue attributable to this agreement constituted approximately 32%, 20%, and 14% of the motel's total guest revenues during 1995, 1994 and 1993, respectively.

	On December 31, 1992, the Partnership entered into a written agreement with the National Railroad Passenger Corporation
(Amtrak) for the provision of lodging services to its employees at a room rate of $25.75, which included a transportation credit of $1.75 per room night payable to the Partnership for providing transportation from the train terminal. Due to competitive bids, the rate was lowered to $24.00 per room night effective October
1, 1994.   Amtrak provided approximately 26%, 19% and 17% of the
motel's guest room revenue in 1995, 1994 and 1993, respectively.

	Except as set forth above, the Bakersfield motel provides accommodations to no one customer, the loss of which could materially affect the Partnership's operations.

	The following lodging facilities provide direct or indirect competition to the Partnership's Bakersfield
motel:                                               APPROXIMATE
				 NUMBER               DISTANCE
       FACILITY                 OF ROOMS             FROM MOTEL
-------------------------  ------------------      ----------------
California Inn                     74              Adjacent
Motel 6                           160             0.50    miles
EZ-8 Motel                        100             0.50    miles
Travelodge Plaza                   61             0.75    miles
Comfort Inn South                  80             0.75    miles
Four Points Inn                   199             1.00    mile
Best Western- Kern River          200             1.00    mile
La Quinta Inn                     150             1.00    mile
Days Inn                          120             1.00    mile
Roderunner                         49             1.50    miles
Economy Motels of America         140             1.50    miles
Rio Mirada                        209             2.00    miles
Comfort Inn                        60             2.00    miles
Econo Lodge                       100             2.00    miles
Holiday Inn Express               100             6.00    miles


Item 3.  LEGAL PROCEEDINGS

	 Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Inapplicable.

				    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	 STOCKHOLDER MATTERS

Market Information
------------------

	The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders
-------

	As of December 31, 1995 a total of 1,074 individuals (the
"Limited Partners") held Units in the Partnership.

Distributions
--------------

     Cash distributions are made on a quarterly basis from Cash

Available for Distribution, defined in the Partnership's Certificate and Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of the Partnership's property. Of the Cash Available for Distribution in any year, the General Partner will receive 10% thereof, of which 9% will constitute a subordinated fee for managing the Partnership and 1% will be attributable to its interest in the profits of the Partnership. The balance will be distributed to the Limited Partners. Notwithstanding the preceding, the General Partner will not receive distributions of Cash Available for Distribution in any year in which the Limited Partners do not receive distributions of Cash Available for Distribution in an amount at least equal to 10% per annum cumulative on their adjusted capital contributions.

     In addition, the Partnership will promptly distribute net proceeds of the sale and refinancing of its motel properties to the General Partner and the Limited Partners, to the extent such proceeds are not reinvested in the acquisition of additional properties. Of the sale or refinancing proceeds available for distribution in any year, the General Partner will receive 15% thereof, and the balance will be distributed to the Limited Partners. Notwithstanding the preceding, the General Partner will not receive distributions of Sale or Refinancing Proceeds until each Limited Partner has received from all sources distributions equal to 100% of his capital contributions plus 10% per annum cumulative on his adjusted capital contributions.

	The Partnership has made no distributions during the two most recent fiscal years.

Item 6. Selected Financial Data


	   Year Ended December 31, 1995
	       1995       1994       1993       1992       1991       1990
	   ---------- ---------- ---------- ---------- ---------- ----------
Guest Room
  Income   $1,526,742 $1,625,581 $1,734,535 $1,622,825 $1,687,071 $1,790,810
Net Income
  (Loss)      $68,750    $33,851    $49,083   $(31,203)   $97,596   $182,389

Per Partnership Unit:

Cash dis-
tributions   $  -        $  -       $  -        $25.00     $25.00     $50.00
Net income
(loss)       $11.46      $5.64      $8.18       $(5.20)    $16.26     $30.39



	   Year Ended December 31, 1995
	       1995       1994       1993       1992       1991       1990
	   ---------- ---------- ---------- ---------- ---------- ----------
Total
 Assets    $3,411,456 $3,632,719 $3,793,456 $3,852,557 $4,045,669 $4,142,738
Long-Term
 Debt         $75,493   $390,484   $595,214   $724,636   $741,069   $755,944

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

Liquidity
---------

	The General Partner believes that the Partnership's liquidity, defined as its ability to generate cash to satisfy its cash needs, is adequate. The Partnership's primary source of liquidity is its cash flow from operations. As of December 31, 1995 the Partnership had current assets of $369,966 and current liabilities of $162,995, providing an operating reserve of $206,971. This reserve is below the $297,050 reserve target required by the Partnership Agreement inasmuch as the Partnership made supplemental principal payments on its mortgage debt to reduce net interest expense. The General Partner authorized the pay-down as cash flow from operations has been increasing over the last three years. The decrease in total cash during 1995 was also due to the $225,000 in extraordinary loan repayments.

	  This loan, in the original principal amount of $855,000 at a 10% per annum fixed interest rate, has a maturity date of September 1997 when, according to the loan's original terms, $648,230 would have been due. As a result of the payments reflected in the following table, if no further supplemental principal payments are made, a balloon payment will be approximately $36,000 in September 1997.

					1995    1994    1993

Standard monthly payments              89,800  89,800  89,800
Supplemental principal payments       225,000 150,000 100,000
				      ------- ------- -------
 Total Debt Service                   314,800 239,800 189,800


	  While the General Partner is considering the possibility of refinancing this loan, it presently plans to continue making any supplemental principal payments from operating cash flows and, if necessary, from the relatively large reserve fund to liquidate this loan. The General Partner has suspended the quarterly distributions to the Limited Partners in order to accumulate the funds necessary for the extra principal payments

	In addition to the debt reduction discussed above, the liquidity of the Partnership is enhanced by the fact that the San Bernardino motel is presently unencumbered. Although the General Partner knows of no trend likely to create a material deficiency in the Partnership's liquidity, if the need arises, cash could be generated through leveraging the property.

	During 1996, the General Partner anticipates making certain capital expenditures, as noted below under the caption "Capital Resources," although the amount of such expenditures will not be such as to compromise the Partnership's liquidity. Other than as described below and above the General Partner foresees no significant trends, demands, commitments, events or uncertainties which are likely to affect the Partnership's liquidity, on either a long-term or short-term basis.

Capital Resources
-----------------

	The Partnership has no material commitments for capital expenditures. However, the General Partner anticipates that during 1996 the Partnership will spend an as yet undetermined amount for the refurbishment of its motels and their furnishings. In particular, the Bakersfield parking lot needs resurfacing and the motel needs painting.

	During the fiscal year covered by this report, the Partnership expended $81,620 for renovations and replacements, of which $45,880 was capitalized. The capitalized items included $20,759 for guest room carpet, $4,314 for replacement of televisions, $15,191 for Amtrak shuttle vehicles and $3,789 for a replacement ice machine. The uncapitalized items include $8,351 for bedspreads, $7,325 for guest room chairs, $5,827 for mattress sets, $5,081 for replacement lamps and lamp shades, and $4,000 for major boiler repairs.

	Other than as described above under "Liquidity," the General Partner knows of no material trends likely to affect or to require a change in the mix of its capital resources.

New Accounting Standards
------------------------

	SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt
SFAS No. 121 until its fiscal year ending December 31, 1996.
The Partnership does not anticipate that any disclosures about impairment of long-lived assets under SFAS No. 121 will be necessary.

Results of Operations
---------------------

Combined Financial Results
--------------------------

	The following tables summarize the operating results of the Partnership for the fiscal years ended December 31, 1995, 1994 and 1993 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis.

			Average   Average
		       Occupancy   Room
Fiscal Year Ended:       Rate      Rate
		       --------  --------
December 31, 1993       80.0%     $34.73
December 31, 1994       75.3%     $34.57
December 31, 1995       71.3%     $34.33

					   Total
				       Expenditures    Partnership
			   Total            and         Cash Flow
Fiscal Year Ended:       Revenues      Debt Service        (1)
			----------     ------------   -------------
December 31, 1993       $1,790,383      $1,751,180        $39,203
December 31, 1994       $1,671,022      $1,715,903       $(44,881)
December 31, 1995       $1,571,111      $1,671,151      $(100,040)

	(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. This calculation is reconciled to the financial statement in the following table.

	Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations
(in the financial statements) is as follows:

				       1995           1994           1993
				    ----------      ---------      ---------
Partnership Cash Flow               $(100,040)      $(44,881)       $39,203
Principal Payments on Financial
  Obligations                         285,133        185,326        117,153
Additions to Fixed Assets              45,880         64,261         43,634
Depreciation and Amortization        (164,599)      (172,398)      (151,886)
Other Items                             2,376          1,543            979
				     --------       --------       --------
Net Income                            $68,750        $33,851        $49,083
				     ========       ========       ========


	Following is a reconciliation of the Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Property Operations for the Partnership's two motels which are segregated In the tables below under the captions "San Bernardino Motel" and "Bakersfield Motel".

					1995            1994            1993
				     ---------       ---------       ---------
San Bernardino Motel                  $41,110         $24,211         $23,099
Bakersfield Motel                    (159,959)        (78,601)          5,861
				      -------         -------         -------
Aggregate Cash Flow from Property
  Operations                         (118,849)        (54,390)         28,960

Interest on Cash Reserves              10,071           8,727          10,013
Other Partnership Income,  (net of
 Other Expenses) not allocated to
 the properties                         8,738             782             230
				      -------         -------         -------
Partnership Cash Flow               $(100,040)       $(44,881)        $39,203
				      =======         =======         =======

	The Partnership experienced a $99,911 (or 6.0%) decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The decline in revenue is due to reduced average occupancy at both motels and slightly reduced or stagnant average room rates at the San Bernardino motel. Amplified discussion can be found in the individual property subsections that follow.

	The Partnership experienced a $119,361 (6.7%) decline in total revenues during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. The decline in revenue is due to reduced average occupancy at both motels and reduced average room rates at the Bakersfield motel.

	The Partnership achieved a $44,752 reduction in combined expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year. Debt service increased by $75,000. The increase in debt service was offset by a $100,095 reduction in motel operating expenses, due primarily to the reduced average occupancy.

	The Partnership had a $35,277 decrease in combined expenditures and debt service during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. After consideration of the extraordinary loan payments, the $85,277 decrease in expenditures was due to a cost-cutting program installed by the General Partner.

San Bernardino Motel
--------------------

		       Average    Average
		      Occupancy    Room
Fiscal Year Ended:      Rate       Rate
		      ---------  --------
December 31, 1993       66.5%     $38.41
December 31, 1994       59.1%     $41.07
December 31, 1995       55.3%     $40.29

					  Total       Cash Flow
				      Expenditures       from
			 Total             and         Property
Fiscal Year Ended:      Revenues      Debt Service    Operations
			--------      ------------    ----------
December 31, 1993       $775,431        $752,332        $23,099
December 31, 1994       $741,564        $717,353        $24,211
December 31, 1995       $678,561        $637,451        $41,110


	The San Bernardino motel experienced a $63,003 (8.5%) decrease in total revenue during the fiscal year covered by this report as compared to the previous fiscal year. Guest room revenue from the corporate and leisure market segments decreased approximately $10,000. The number of guest room nights generated from these two market segments remained substantially unchanged while the average room rate received for the corporate market segment increased slightly and the average room rate received from the leisure market declined more substantially.
Average occupancy from the discounted room and group traveler market segments declined sharply resulting in a decrease of approximately $50,000 in guest room revenue.

	The San Bernardino motel experienced a $33,867 (4.4%) decline in total revenues during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. The motel experienced an 11.1% decline in average occupancy, which has been partially offset by a 6.9% increase in average room rate. Rooms from the corporate market segment experienced a $63,000 reduction during the fiscal year, due to increased competition for that market segment. This loss was partially offset by some additional leisure business.

	The San Bernardino motel achieved a $79,902 (11.1%) reduction in total expenses and debt service during the fiscal year covered by this report as compared to the previous fiscal year.
The motel achieved an $8,663 reduction in bad debts, an $8,102 reduction in housekeeping wages, an $18,229 reduction in maintenance wages and a $41,727 reduction in renovation and replacements. As discussed in the next paragraph, the previous year was subject to an unusually high level of replacement and renovation expense.

	The San Bernardino motel achieved a $34,979 (4.6%) reduction in total expenses and debt service during the fiscal year ended
December 31, 1994 as compared to the previous fiscal year.
Staffing changes resulted in the following reductions: front desk wages were reduced $16,189 and housekeeping wages were reduced $25,670. Other significant savings from of the General
Partner's cost-cutting program included $10,635 in print advertising and $6,090 in complimentary breakfast. Renovation and replacement expenditures increased from $33,038 to $79,227, and included $9,303 for televisions, $17,098 for parking lot repairs, $26,052 in replacement guest room carpets, $4,002 in guest room chairs, $4,562 in painting and $3,748 for 20% of the operations manager's vehicle.

Bakersfield Motel
-----------------

		       Average   Average
		      Occupancy    Room
Fiscal Year Ended:      Rate       Rate
		      ---------  --------
December 31, 1993       92.2%     $32.34
December 31, 1994       89.9%     $30.73
December 31, 1995       85.6%    $30.87


					   Total        Cash Flow
					Expenditures       from
			  Total             and          Property
Fiscal Year Ended:      Revenues        Debt Service    Operations
			----------     --------------  ------------
December 31, 1993       $1,004,710       $998,849          $5,861
December 31, 1994         $919,367       $997,968        $(78,601)
December 31, 1995         $882,261     $1,042,220       $(159,959)

	The Bakersfield motel experienced a $37,106 (4.0%) decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Decreased revenue generated from the corporate, group, discount and trucker market segments was substantially, but not completely, offset by increased revenue from the leisure market segment and the railroad accounts.

	The Partnership's Bakersfield motel experienced an $85,343 (8.5%) decline in total revenues during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Both average occupancy and average room rates declined due to increased competitive pressures. The Partnership, in order to meet a competitor's offer and retain Amtrak business, agreed to a $1.75 per night rate reduction effective October 1, 1994. The corporate segment declined $152,333. This decline was partially offset by small increases in the leisure and trucker market segments. The reduction in the corporate guests was due primarily to increased competition for that market segment in the Bakersfield area. The room previously occupied by corporate guests became available for other types of travelers.

	The Partnership's Bakersfield motel experienced a $44,252 (4.4%) increase in total expenses and debt service during the fiscal year covered by this report. Excluding the $75,000 comparative increase in debt service, the motel achieved a $30,748 reduction in other expenditures. Included in this reduction were savings of $10,242 in front desk wages, $10,120 in maintenance wages, $8,780 in housekeeping wages, $6,635 in resident manager expense and $5,653 in workers' compensation insurance. These reduced expenditures were partially offset by increased costs associated with transporting railroad employees from the train station to the motel. The cost savings was due to adjustments to staffing levels and to a lessor extent to reduced average occupancy.

	The Bakersfield motel achieved a $49,120 decrease in total expenditures (excluding changes in debt service discussed previously) during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. This savings was committed to additional principal payments on the motel's mortgage: the partnership made $150,000 in extra principal payments during 1994 compared to $100,000 of such payments during 1993. Staffing changes resulted in increased front desk wages of $10,172 and maintenance wages of $8,106, while housekeeping wages were reduced $9,855 and the resident manager's salary cost was reduced $4,552. Savings from the General Partner's cost-cutting program included $6,508 for guest supplies and $6,709 for complimentary breakfast. Renovation and replacement expenditures were $35,940 as compared to $35,224 during the previous fiscal year. Replacements included $11,280 in guest room carpets, $4,629 for televisions, $9,250 for railroad shuttle vehicles, $3,990 for repairs of fiberglass tubs and $3,400 for painting.

Future Trends
-------------

	The General Partner believes that competitive conditions in the San Bernardino and Bakersfield markets are such as to prevent the Partnership from reflecting inflation in increased room rates at its motels. Accordingly, an increase in the inflation rate could have a deleterious effect on Partnership operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-12.

			  ANNUAL REPORT ON FORM 10-K

				    ITEM 8

			    FINANCIAL STATEMENTS

			  SUPER 8 MOTELS III, LTD.

			  SACRAMENTO, CALIFORNIA

			    DECEMBER 31, 1995

Item 8: Financial Statements




			 SUPER 8 MOTELS III, LTD.

		      INDEX OF FINANCIAL STATEMENTS


								       Pages


	Report of Independent Certified Public Accountants               F-3

	Balance Sheets, December 31, 1995 and 1994                       F-4

	Statements of Operations for the years ended December 31, 1995,
	  1994 and 1993                                                  F-5

	Statements of Partners' Equity for the years ended December 31,
	  1995, 1994 and 1993                                            F-6

	Statements of Cash Flows for the years ended December 31, 1995,  F-7 to
	  1994 and 1993                                                  F-8

	Notes to Financial Statements                                    F-9 to
									 F-12














Note: All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

		   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels III, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels III, Ltd., a California limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial state-ments are the responsibility of the Partnership's management. Our responsibil-ity is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mater-ial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels III, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

VOCKER KRISTOFFERSON AND CO.

February 16, 1996
San Mateo, California

			   SUPER 8 MOTELS III, LTD.
		    (A California Limited Partnership)
			       BALANCE SHEETS
			December 31, 1995 and 1994

				 ASSETS

						     1995              1994
Current Assets:                                  ----------        ----------
  Cash and temporary investments (Notes 1 and 3) $  285,554        $  370,107
  Accounts receivable                                72,824            85,882
  Prepaid expenses                                   11,588            10,722
						  ---------         ---------
    Total Current Assets                            369,966           466,711

Property and Equipment (Note 2):
  Land                                            1,670,129         1,670,129
  Capital improvements                               26,175            26,175
  Buildings                                       3,276,870         3,276,870
  Furniture and equipment                           742,531           779,563
						  ---------         ---------
						  5,715,705         5,752,737
  Accumulated depreciation and amortization      (2,674,215)       (2,586,729)
						  ---------         ---------
  Property and Equipment, Net                     3,041,490         3,166,008
						  ---------         ---------
    Total Assets                                 $3,411,456        $3,632,719
						  =========         =========

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable (Note 5)       $   77,963       $    48,106
  Accounts payable and accrued liabilities           85,032            81,999
  Due to related parties                               -                7,912
						  ---------         ---------
    Total Current Liabilities                       162,995           138,017

Long-term Liabilities, Net of Current Portion:
  Note payable (Note 5)                              75,493           390,484
						  ---------         ---------
			Total Liabilities           238,488           528,501
						  ---------         ---------

Partners' Equity:
  General Partner                                    19,194            18,506
  Limited Partners                                3,153,774         3,085,712
						  ---------         ---------
    Total Partners' Equity                        3,172,968         3,104,218
						  ---------         ---------

    Total Liabilities and Partners' Equity       $3,411,456        $3,632,719
						  =========         =========


	      See accompanying notes to financial statements.

			 SUPER 8 MOTELS III, LTD.
		   (A California Limited Partnership)
			 STATEMENTS OF OPERATIONS




				 Years Ended December 31:
				     1995            1994            1993
Income:                          -----------     -----------     -----------
  Guest room                     $1,526,742      $1,625,581      $1,734,535
  Telephone and vending              32,654          33,352          33,762
  Interest                           10,071           8,727          10,013
  Other                               1,644           3,363          12,073
				  ---------       ---------       ---------
    Total Income                  1,571,111       1,671,023       1,790,383

Expenses:
  Motel operations (Notes 4,
     5 and 6)                     1,174,475       1,274,570       1,373,744
  General and administrative
    (Note 4)                         57,956          54,428          55,406
  Depreciation and amortization
   (Note 2)                         164,599         172,398         151,886
  Interest                           27,290          52,932          71,668
  Property management fees
    (Note 4)                         78,041          82,844          88,596
				  ---------       ---------       ---------
      Total Expenses              1,502,361       1,637,172       1,741,300
				  ---------       ---------       ---------

      Net Income                    $68,750         $33,851         $49,083
				  =========       =========       =========

Net Income Allocable to General
  Partner                             $688             $339            $491
				      ====             ====            ====

Net Income Allocable to Limited
  Partners                         $68,062          $33,512         $48,592
				   =======          =======         =======

Net Income Per Partnership Unit
  (Note 1)                          $11.46            $5.64           $8.18
				    ======            =====           =====

Distributions to Limited Partners
  Per Partnership Unit (Note 1)     $   -             $   -           $  -
	    ======            ======          ======






	      See accompanying notes to financial statements.

			   SUPER 8 MOTELS III, LTD.
		   (A California Limited Partnership)
		     STATEMENTS OF PARTNERS' EQUITY





				    Years Ended December 31:
					1995           1994            1993
General Partner:                    -----------   ------------    ------------
  Balance, beginning of year        $   18,506    $    18,167     $    17,676
  Net income                               688            339             491
				     ---------      ---------       ---------
  Balance, End of Year                  19,194         18,506          18,167

Limited Partners:
  Balance, beginning of year          3,085,712     3,052,200       3,003,608
  Net income                             68,062        33,512          48,592
  Less:  Cash distributions to
    limited partners                      -             -                -
				      ---------     ---------       ---------
  Balance, End of Year                3,153,774     3,085,712       3,052,200
				      ---------     ---------       ---------

    Total Partners' Equity           $3,172,968    $3,104,218      $3,070,367
				      =========     =========       =========




























	      See accompanying notes to financial statements.

			 SUPER 8 MOTELS III, LTD.
		    (A California Limited Partnership)
			 STATEMENTS OF CASH FLOWS







					    Years Ended December 31:
						1995        1994        1993
Cash Flows From Operating Activities:       ----------- ----------- -----------
  Received from motel operations            $1,575,015  $1,678,452  $1,751,071
  Expended for motel operations and
    general and administrative expenses     (1,313,408) (1,419,657) (1,508,008)
  Interest received                              9,154       8,649       9,989
  Interest paid                                (29,666)    (54,476)    (72,645)
					     ---------   ---------   ---------
    Net Cash Provided by Operating
    Activities                                 241,095     212,968     180,407

Cash Flows From Investing Activities:
  Proceeds from sale of equipment                5,366       3,550        -
  Purchases of property and equipment          (45,880)    (64,261)    (43,634)
					     ---------   ---------   ---------
    Net Cash Used by Investing Activities      (40,514)    (60,711)    (43,634)

Cash Flows From Financing Activities:
  Payments on notes payable                   (285,134)   (185,326)   (117,153)
					     ---------   ---------   ---------
    Net Cash Used by Financing Activities     (285,134)   (185,326)   (117,153)

    Net Increase (Decrease) in Cash and
      Temporary Investments                    (84,533)    (33,069)     19,620

Cash and Temporary Investments:
    Beginning of year                          370,107     403,176     383,556
					     ---------   ---------   ---------
    End of Year                               $285,554    $370,107    $403,176
					     =========   =========   =========












	      See accompanying notes to financial statements.

			   SUPER 8 MOTELS III, LTD.
		    (A California Limited Partnership)
		   STATEMENTS OF CASH FLOWS (Continued)



					    Years Ended December 31:
						1995        1994        1993
Reconciliation of Net Income to Net Cash    ----------- ----------- -----------
Provided by Operating Activities:
  Net income                                  $ 68,750    $ 33,851    $ 49,083
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                164,599     172,398     151,886
  Loss on disposition of property and equipment    433       1,860        -
  (Increase) decrease in accounts receivable    13,058      16,078     (29,323)
  (Increase) decrease in prepaid expenses         (866)     (1,957)       (208)
  Increase (decrease) in accounts payable and
    accrued liabilities                          3,033      (8,246)      8,338
  Increase (decrease) in due to related
    parties                                     (7,912)     (1,016)        631
					       -------     -------     -------
    Total Adjustments                          172,345     179,117     131,324
					       -------     -------     -------
    Net Cash Provided by Operating
      Activities                              $241,095    $212,968    $180,407
					       =======     =======     =======





























	      See accompanying notes to financial statements.

			 SUPER 8 MOTELS III, LTD.
		   (A California Limited Partnership)
		      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Motels III, Ltd.is a limited partnership organized under California law on June 2, 1980 to acquire and operate motel properties in San Bernardino and Bakersfield, California. The San Bernardino motel was opened in March, 1982, and the Bakersfield motel was opened in September, 1982. The Partnership grants credit to customers, substantially all of which are local businesses in San Bernardino or Bakersfield.

The general partner is Grotewohl Management Services, Inc., the sole stock-holder and officer of which is Philip B. Grotewohl.

The net income or net loss of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partners. Net income and distributions per Partnership unit are based on 5,941 units outstanding. All Partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain working cap-ital reserves for normal repairs, replacements, working capital and contin-gencies in an amount of at least 5% of adjusted capital contributions
($297,050 at December 31, 1995). As of December 31, 1995 the Partnership had working capital of $206,971. During the year ended December 31, 1995, $90,079 ($297,050 less $206,971) of the reserves, plus additional amounts, were used to make loan repayments on the mortgage payable.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

       Description                      Methods                 Useful Lives

  Capital improvements       150-200% declining balance          10-20 years

  Buildings                    Straight-line and                 10-25 years
			     150% declining balance

  Furniture and equipment    200% declining balance               4-7 years

Costs incurred in connection with maintenance and repair are charged to ex-pense. Major renewals and betterments that materially prolong the lives of assets are capitalized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual re-sults could differ from those estimates.

			 SUPER 8 MOTELS III, LTD.
		   (A California Limited Partnership)
	       NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1995 and 1994 consists of the following:

							1995        1994
						     ---------   ---------
	Cash in bank                                 $ 45,031    $ 61,590
	Money market accounts                         140,523     208,517
	Certificates of deposit and commercial paper  100,000     100,000
						      -------     --------
	   Total Cash and Temporary Investments      $285,554    $370,107

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid market-able securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advert-ising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising pro-gram, an advance room reservation system, and inspection services. These costs ($76,337, $81,077 and $86,316 for the years ended December 31, 1995, 1994 and
1993, respectively) are included in motel operations expense in the accompany-ing statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Manage-ment Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agree-ment, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $30,535, $32,431 and $34,526 for the years ended December 31, 1995, 1994 and
1993, respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel pro-perties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, and amounted to $78,041, $82,844 and $88,596 for the years ended December 31, 1995, 1994 and 1993, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive 9% of cash available for distributions for Partnership management services, along with an additional 1% of cash available for distributions on account of its interest in the profit and losses subordinated, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At December 31, 1995, the Limited Partners had not rec-

			 SUPER 8 MOTELS III, LTD.
		   (A California Limited Partnership)
	       NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

eived the 10% cumulative return, and accordingly, no Partnership management fees are presently payable and therefore are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or a refinancing. As of December 31, 1995, the cumulative amount of these fees was $421,787.

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to re-ceive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1995, there had been no such sales or refinancings.

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage are telephone, data processing, rent of the administrative office, and administrative salaries. The adminis-trative expenses allocated to the Partnership were approximately $223,000, $207,000 and $219,000 during the years ended December 31, 1995, 1994 and 1993, respectively, and are included in general and administrative and motel operat-ing expenses in the accompanying statements of operations. Included in admin-istrative salaries are allocated amounts paid to three employees who are re-lated to Philip B. Grotewohl, the sole stockholder of Grotewohl Management Services, Inc., the general partner.

NOTE 5 - NOTE PAYABLE

The note payable consists of a note due to a bank and is collateralized by a first deed of trust on real property in Bakersfield, California. During 1995, the note, which was held in trust by Wells Fargo Bank for Mr. Bruce J. Bailey, was split into two notes, one due to Wells Fargo and the other due to Mr. Bailey. The combined balances of the new notes were equal to the prior balance of the original Wells Fargo note.

The note payable due to Wells Fargo is payable in equal monthly installments of $4,989, including interest at 10% per annum, through April, 1997, at which time a final payment equal to the remaining balance of $3,033 is due.

The note payable due to Mr. Bailey is payable in equal monthly payments of $2,494, including interest at 10% per annum, through September, 1997, at which time a final payment equal to the remaining balance of $36,104 is due.

			 SUPER 8 MOTELS III, LTD.
		   (A California Limited Partnership)
	       NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - NOTE PAYABLE (Continued)

Note payable maturities are as follows:

	  Years Ending
	  December 31:                 Amount
	  ------------                 ------
	     1996                      77,963
	     1997                      75,493
				      -------
	    Total                    $153,456
				      =======

NOTE 6 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating costs for the following years:

				      1995        1994        1993

Salaries and related costs        $  441,334  $  514,133  $  552,246
Utilities                            121,969     130,871     126,004
Allocated costs, mainly
  indirect salaries                  181,607     169,656     180,492
Renovations and replacements          35,740      50,906      24,628
Other operating expenses             393,825     409,004     490,374
				   ---------   ---------   ---------
 Total motel operating expenses   $1,174,475  $1,274,570  $1,373,744
				   =========   =========   =========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND FINANCIAL DISCLOSURE

	     Inapplicable.


				  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The original general partners of the Partnership were Dennis A. Brown and Philip B. Grotewohl, as the managing general partners, and Borel Associates (a partnership of which Robert J.
Dana was a partner), as the associate general partner. Upon Mr.
Brown's death on February 25, 1988, Mr. Grotewohl and Borel
Associates elected to continue the Partnership.  During March
1988, Mr. Grotewohl appointed Grotewohl Management Services,
Inc., a California corporation, his successor as General
Partner. Upon the liquidation of Borel Associates in April 1990,
Grotewohl Management Services, Inc., as the sole remaining
General Partner, elected to continue the Partnership.

	The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. The sole shareholder, director and officer of the General Partner is Mr. Grotewohl.

	Mr. Grotewohl, age 77, is an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8
Motels limited partnerships.

Item 11.  EXECUTIVE COMPENSATION

	Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown share in certain of the compensation otherwise payable to the General
Partner and its affiliates.  Similarly, although Borel
Associates ceased to have any interest in the Partnership upon its dissolution, Mr. Dana continues to share in such compensation.

	The following is a description of the fees paid or payable to the General Partner, the Brown trust and Mr. Dana.

Property Management Fees
------------------------

	The Manager is managing and will manage all motel properties of the Partnership. The fee for this service is 5% of the gross proceeds from the operations of each motel. This compensation is in addition to the cost of compensating the Partnership's employees and the cost of goods and services acquired for the Partnership from independent contractors.

	The Partnership accrued and paid such fees to the Manager in the amount of $78,041 during the year ended December 31, 1995.

Franchise Fees and Advertising Fees
-----------------------------------

	The Partnership operates its motels as a franchisee of Super 8 Motels, Inc., pursuant to sub-franchises from the Manager. In connection with the operation of each of its motels, the Partnership, as franchisee, pays 4% of its gross room revenues to the franchisor. One-half of the franchise fee is paid to the Manager. In addition to the franchise fee, the Partnership pays
1% of its gross room revenues to the franchisor as an advertising fee. No part of this fee is paid to the Manager.

	The total of franchise fees accrued during the year ended December 31, 1995 to Super 8 Motels, Inc. was $61,070, of which $30,535 accrued to the Manager. The total advertising fees paid to Super 8 Motels, Inc. was $15,267. All the above amounts have been paid.

General Partner's Interest in Cash Available for Distribution
-------------------------------------------------------------

	At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion
of the General Partner. (See Item 5 above.)   Distributions
therefrom are made as follows: (1) 90% of such distributions are paid to the Limited Partners;  (2)  9% thereof is paid to the
General Partner as Partnership management fees; and  (3)   1%
thereof is paid to the General Partner in accordance with its interest in the income and losses of the Partnership.

	Notwithstanding the foregoing, however, distributions of Cash Available for Distribution which would otherwise be paid to the General Partner are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their adjusted capital contributions.

	No such cash distributions were paid by the Partnership to the General Partner, the Brown Trust, Robert J. Dana, or their affiliates during the fiscal year ended December 31, 1995. A total of $421,787 has been accrued to such persons since commencement of the Partnership, but is not set forth as a liability in the Partnership's financial statements due to the uncertainty of payment. In order for this amount to be payable the Limited Partners must receive $4,596,486 in prior years' preference distributions and $594,100 in each future year before any payments can be made to management.

General Partner's Interest in Net Proceeds of Sales, Financing
and Refinancing of Partnership Properties
---------------------------------------------------------------

	The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from all distribution sources equal to 100% of their original capital contribution and a cumulative 10% per annum return on their adjusted capital contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties is to be distributed 15% to the General Partner and 85% to the Limited Partners.

	No such distributions were paid or accrued for the account of the General Partner, the Brown trust, Robert J. Dana or their affiliates during the fiscal year covered by this report.

Allocation of General Partners' Interest
----------------------------------------

     Compensation to the General Partners and their affiliates in the form of franchise fees and property management fees is allocated 1/3 each to the Brown trust, the General Partner and Robert J. Dana.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	  MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

	No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------

	The General Partner is not the beneficial owner of any Units.

Changes in Control
------------------

	With the consent of all other General Partners and Limited Partners holding more than 50% of the Units, a General Partner may designate a successor or additional general partner, in each case with such participation in such General Partner's interest as such General Partner and successor or additional general partner may agree upon, provided that the interests of the Limited Partners are not affected thereby.

	A General Partner may withdraw from the Partnership at any time upon 60 days' prior written notice to the Limited Partners and any other General Partners, or may transfer his interest to an entity controlled by him; provided, however, that in either such event, if it is determined that the Partnership business is to be continued rather than dissolved and liquidated upon the happening thereof, the withdrawal or transfer will be effective only after receipt by the Partnership of an opinion of counsel to the effect that such withdrawal or transfer will not cause the Partnership to be classified as an association taxable as a corporation rather than as a partnership for federal income tax purposes.

     The Limited Partners shall take no part in the management of the Partnership's business; however, a majority in interest of the Limited Partners, without the concurrence of the General Partner, shall have the right to amend the Partnership Agreement, dissolve the Partnership, remove a General Partner or any successor general partner, elect a new general partner or general partners upon the removal, retirement, death, insanity, insolvency or bankruptcy of a General Partner, and approve or disapprove the sale, exchange or pledge in a single transaction of all or substantially all of the properties acquired by the Partnership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its
Affiliates
----------------------------------------------------------

	There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General
Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $223,000 in 1995 are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B. Grotewohl, the sole shareholder of the General Partner.

				PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report

1.      Financial Statements Included in Part II of this Report
	  Report of Independent Certified Public Accountants
	    Balance Sheets, December 31, 1995 and 1994
	    Statements of Operations for the Years Ended December 31,
	      1995, 1994 and 1993
	    Statements of Partners' Equity for the Years Ended
	      December 31, 1995, 1994  and 1993
	    Statements of Cash Flow for the Years Ended December 31,
	      1995, 1994 and 1993
	    Notes to Financial Statements
2.      Financial Statement Schedules Included in this Report
	  None
3.     Exhibits
	 3.1 and 4.1 The Partnership Agreement filed as Exhibits 3.1 and 4.1 to the annual report on Form 10-K for the fiscal year ended December 31, 1994 is incorporated herein by reference.
	 3.2 & 4.2 The Amendment to Partnership Agreement, included as Exhibit 3.2 & 4.2 to the annual report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated herein by reference.
	 Exhibits 10.1 through 10.4, filed as Exhibits 10.1 through 10.4, respectively, to the annual report on Form 10-K for the fiscal year ended December 31, 1989 are hereby incorporated herein by reference.
	 10.1  Santa Fe Railway Agreement with the Partnership's
	 Bakersfield Motel.
	 10.2  Amtrak Contract with the Partnership's Bakersfield
	 Motel.
	 10.3  Franchise Agreement for the Bakersfield Property.
	 10.4  Franchise Agreement for the San Bernardino Property.
	 10.5 Amtrak Contract Amendment filed as Exhibit 10.5 to the annual report on Form 10-K for the fiscal year ended December 31, 1994 is incorporated herein by reference.

 (b)  Reports on Form 8-K
	Inapplicable.

				 SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)      SUPER 8 MOTELS III, LTD.



By (Signature and Title)    /s/     Philip B. Grotewohl
			   ----------------------------------------------
			   Philip B. Grotewohl,
			   President of Grotewohl Management Services, Inc.,
			   General Partner


    Date March 28, 1996





	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By (Signature and Title)    /s/     Philip B. Grotewohl
			   -------------------------------------------------
			   Philip B. Grotewohl,
			   Chief executive officer, chief financial officer, chief accounting officer and sole director of Grotewohl Management Services, Inc., General Partner


Date March 28, 1996