Form 10-Q
period 1996-03-31
SUPER 8 MOTELS III LTD
filed 1996-05-03
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1996

                            Commission File 0-10134

                            SUPER 8 MOTELS III, LTD
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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

                             SUPER 8 MOTELS III, LTD.

                        (A California Limited Partnership)

                               FINANCIAL STATEMENTS

                              MARCH 31, 1996 AND 1995

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                                PAGE

   Balance Sheet - March 31, 1996 and December 31, 1995                2

   Statement of Operations - Three Months Ended
   March 31, 1996 and 1995                                             3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1996 and 1995                          4

   Statement of Cash Flows - Three Months Ended
   March 31, 1996 and 1995                                             5

   Notes to Financial Statements                                       6

   Management Discussion and Analysis                                7 - 8

   Other Information and Signatures                                  9 - 10

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEET
                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                                          3/31/96     12/31/95
                                                        ----------   ----------
                                      ASSETS
Current Assets:
  Cash and temporary investments                       $   286,298  $   285,554
  Accounts receivable                                       75,784       72,824
  Prepaid expenses                                           1,993       11,588
                                                        ----------   ----------
   Total current assets                                    364,075      369,966
                                                        ----------   ----------

Property and Equipment:
  Land                                                   1,670,129     1670,129
  Capital Improvements                                      26,175       26,175
  Buildings                                              3,276,870     3276,870
  Furniture and equipment                                  747,986      742,531
                                                        ----------   ----------
                                                         5,721,160    5,715,705
  Accumulated depreciation and amortization             (2,714,465)  (2,674,215)
                                                        ----------   ----------
   Property and equipment, net                           3,006,695    3,041,490
                                                        ----------   ----------

   Total Assets                                        $ 3,370,770  $ 3,411,456
                                                        ==========   ==========

                  LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable                      $    79,929  $    77,963
  Accounts payable and accrued liabilities                  65,189       85,032
                                                        ----------   ----------
   Total current liabilities                               145,118      162,995

Long - Term Liabilities:
  Note payable                                              54,759       75,493
                                                        ----------   ----------
   Total liabilities                                       199,877      238,488
                                                        ----------   ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                          19,173       19,194
  Limited Partners                                       3,151,720    3,153,774
                                                        ----------   ----------
   Total partners' equity                                3,170,893    3,172,968
                                                        ----------   ----------
   Total Liabilities and Partners' Equity              $ 3,370,770  $ 3,411,456
                                                        ==========   ==========


 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                           Three        Three
                                                           Months       Months
                                                           Ended        Ended
                                                          3/31/96      3/31/95
Income:                                                 ----------   ----------
  Motel room income                                    $   355,413  $   393,745
  Telephone and
   vending                                                   7,719        8,011
  Interest                                                   2,534        2,152
  Other                                                        534          490
                                                        ----------   ----------
   Total Income                                            366,200      404,398
                                                        ----------   ----------
Expenses:
  Motel operating expenses (Note 2)                        286,845      280,686
  General and administrative                                19,464       24,802
  Depreciation and amortization                             40,250       41,751
  Interest                                                   3,524        9,322
  Property management fees                                  18,192       19,412
                                                        ----------   ----------
   Total Expenses                                          368,275      375,973
                                                        ----------   ----------

   Net Income (Loss)                                   $    (2,075) $    28,425
                                                        ==========   ==========

Net Income (Loss) Allocable
 to General Partners                                          $(21)        $284
                                                           =======      =======

Net Income (Loss) Allocable
 to Limited Partners                                       $(2,054)     $28,141
                                                           =======      =======

Net Income (Loss) per
 Partnership Unit                                           $(0.35)       $4.74
                                                           =======      =======

Distribution to
 Limited Partners
 Per Partnership Unit                                        $0.00        $0.00
                                                           =======      =======









 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                         STATEMENT OF PARTNERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                            1996         1995
General Partners:                                          ------       ------
Balance at beginning of year                           $    19,194  $    18,506
 Net income (loss)                                             (21)         284
                                                        ----------   ----------
  Balance at end of period                                  19,173       18,790
                                                        ----------   ----------

Limited Partners:
 Balance at beginning of year                            3,153,774    3,085,712
 Net income (loss)                                          (2,054)      28,141
 Less: Cash distributions                                      -            -
                                                        ----------   ----------
  Balance at end of period                               3,151,720    3,113,853
                                                        ----------   ----------

  Total balance at end of period                       $ 3,170,893  $ 3,132,643
                                                        ==========   ==========
































 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                           STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                            1996         1995
                                                           ------       ------
Cash Flows From Operating Activities:
  Received from motel revenues                         $   361,780  $   414,745
  Expended for motel operations
   and general and administrative expenses                (334,591)    (311,637)
  Interest received                                          1,460        2,143
  Interest paid                                             (3,680)     (10,259)
                                                        ----------   ----------
    Net cash provided (used) by operating activities        24,969       94,992
                                                        ----------   ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                       (5,456)      (2,906)
                                                        ----------   ----------
    Net cash provided (used) by investing activities        (5,456)      (2,906)
                                                        ----------   ----------

Cash Flows From Financing Activities:
  Payments on notes payable                                (18,769)    (112,191)
  Distributions paid to Limited Partners                       -            -
                                                        ----------   ----------
    Net cash provided (used) by financing activities       (18,769)    (112,191)
                                                        ----------   ----------

    Net increase (decrease) in cash
      and temporary investments                                744      (20,105)

Cash and temporary investments:
  Beginning of year                                        285,554      370,107
                                                        ----------   ----------
  End of period                                        $   286,298  $   350,002
                                                        ==========   ==========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                   $    (2,075) $    28,425
                                                        ----------   ----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                          40,250       41,751
     (Increase) decrease in accounts receivable             (2,960)      12,490
     (Increase) decrease in prepaid expenses                 9,595        9,172
     Increase (decrease) in accounts payable
      and accrued liabilities                              (19,841)       3,154
                                                        ----------   ----------
        Total adjustments                                   27,044       66,567
                                                        ----------   ----------
        Net cash provided by operating activities      $    24,969  $    94,992
                                                        ==========   ==========

 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996

Note 1:

        The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

        Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statemnets.

        In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

            Property Management Fees         $    18,192

            Franchise Fees                   $     7,110

        Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:

        The following table summarizes the major components of motel operating costs for the periods reported:
                                                 Three        Three
                                                 Months       Months
                                                 Ended        Ended
                                                3/31/96      3/31/95
                                              ----------   ----------
Salaries and related costs                   $   107,689  $   114,993
Utilities                                         23,852       25,925
Allocated costs, mainly indirect salarie          45,819       42,262
Renovations and Replacements                       7,305        4,063
Other operating expenses                         102,180       93,443
                                              ----------   ----------
Total motel operating expenses               $   286,845  $   280,686
                                              ==========   ==========

        The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $364,075 exceed its current liabilities of $145,118 by $218,957. This excess of current assets over current liabilities is less than the $297,050 operating reserve requirement in the Partnership Agreement. The decline in operating reserve is attributable to the Partnership's payments 1995 and 1996 of $225,000 in payments against principal on the Bakersfield motel note.

        As discussed in the Partnership's previous reports on Forms 10-Q and Forms 10-K, the General Partners had intended to accumulate a sinking fund to pay the existing Bakersfield loan balloon payment due in September 1997. The General Partners have since decided instead to make the planned sinking fund deposits directly to the mortgage in the form of additional periodic principal payments, thus saving on interest expense. The General Partners have also decided to suspend quarterly distributions to the Limited Partners in order to apply the available funds to extra principal payments.

        The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the three months ended March 31, 1996, the Partnership expended $12,760 in such expenditures ($5,456 of which was capitalized) which is equal to
3.6% of guest room revenue.   The General Partners anticipate that renovation
and repair expenditures will not exceed 3% of guest room revenue during the current fiscal year.


RESULTS OF OPERATIONS

        The following is a comparison of the first three months of the fiscal year ending December 31, 1996 with the corresponding period of the preceding fiscal year.

        Total revenues decreased $38,198 (or 9.4%) for the three month period as compared to the previous fiscal year. The decrease in total revenue was due to a $38,332 (or 9.7%) decrease in room revenue. Motel occupancy decreased from 75.0% to 67.2%, while the average room rate declined from $34.11 to $33.99. The reduction in guest room revenue occurred primarily at the Partnership's San Bernardino motel and was due to reduced patronage in the corporate and leisure market segments. According to various lodging industry publications, the San Bernardino market is the worst performing market in the country.

        The Partnership's expenses decreased by $7,698 or 2.0%. This reduction is due primarily to reduced interest expense.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)
                                MARCH 31, 1996


FUTURE TRENDS

        The General Partners expect that overall occupancy for the fiscal year ending December 31, 1996 will be equal to or less than that achieved in 1995. The General Partners expect income for the current fiscal year to be less than the previous fiscal year. Expenses are subject to both cost inflation and to the deferred maintenance associated with the effects of high occupancy in previous years. The net effect should be net income less than the previous fiscal year.

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









                              SUPER 8 MOTELS III, LTD


               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer