Form 10-Q
period 1996-06-30
SUPER 8 MOTELS III LTD
filed 1996-08-09
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1996

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

                             SUPER 8 MOTELS III, LTD.

                        (A California Limited Partnership)

                               FINANCIAL STATEMENTS

                              JUNE 30, 1996 AND 1995

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                                PAGE

   Balance Sheet - JUNE 30, 1996 and December 31, 1995                2

   Statement of Operations - Six Months Ended
   June 30, 1996 and 1995                                             3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1996 and 1995                            4

   Statement of Cash Flows - Six Months Ended
   June 30, 1996 and 1995                                             5

   Notes to Financial Statements                                      6

   Management Discussion and Analysis                               7 - 8

   Other Information and Signatures                                 9 - 10

                              SUPER 8 MOTELS III, LTD.
                        (A California Limited Partnership)
                                  BALANCE SHEET
                        JUNE 30, 1996 AND DECEMBER 31, 1995

                                                          6/30/96     12/31/95
                                    ASSETS              ----------   ----------
Current Assets:
  Cash and temporary investments                       $   215,232  $   285,554
  Accounts receivable                                       90,154       72,824
  Prepaid expenses                                          20,743       11,588
                                                        ----------   ----------
   Total current assets                                    326,129      369,966
                                                        ----------   ----------
Property and Equipment:
  Land                                                   1,670,129    1,670,129
  Capital Improvements                                      26,175       26,175
  Buildings                                              3,276,870    3,276,870
  Furniture and equipment                                  753,629      742,531
                                                        ----------   ----------
                                                         5,726,803    5,715,705
  Accumulated depreciation and amortization             (2,754,726)  (2,674,215)
                                                        ----------   ----------

   Property and equipment, net                           2,972,077    3,041,490
                                                        ----------   ----------
   Total Assets                                        $ 3,298,206  $ 3,411,456
                                                        ==========   ==========

                          LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of note payable                      $    24,619  $    77,963
  Accounts payable and accrued liabilities                  74,722       85,032
                                                        ----------   ----------
   Total current liabilities                                99,341      162,995

Long - Term Liabilities:
  Note payable                                              40,437       75,493
                                                        ----------   ----------
   Total liabilities                                       139,778      238,488
                                                        ----------   ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                          19,049       19,194
  Limited Partners                                       3,139,379    3,153,774
                                                        ----------   ----------
   Total partners' equity                                3,158,428    3,172,968
                                                        ----------   ----------

   Total Liabilities and Partners' Equity              $ 3,298,206  $ 3,411,456


                                                        ==========   ==========

 The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                               STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                 Three         Six         Three         Six
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                6/30/96      6/30/96      6/30/95      6/30/95
                              ----------   ----------   ----------   ----------
Income:
  Motel room income          $   360,354  $   715,766  $   409,347  $   803,092
  Telephone and
   vending                         7,711       15,429        5,951       13,962
  Interest                         2,123        4,657        1,977        4,129
  Other                            1,445        1,979          612        1,102
                              ----------   ----------   ----------   ----------
   Total Income                  371,633      737,831      417,887      822,285
                              ----------   ----------   ----------   ----------
Expenses:
  Motel operating expenses
   (Note 2)                      308,693      595,538      293,571      574,257
  General and administrative      14,463       33,926       10,951       35,753
  Depreciation and amortization   40,261       80,511       41,673       83,424
  Interest                         2,239        5,763        7,086       16,408
  Property management fees        18,441       36,633       20,804       40,216
                              ----------   ----------   ----------   ----------
   Total Expenses                384,097      752,371      374,085      750,058
                              ----------   ----------   ----------   ----------

   Net Income (Loss)         $   (12,464) $   (14,540) $    43,802  $    72,227
                              ==========   ==========   ==========   ==========
Net Income (Loss) Allocable
 to General Partners               ($125)       ($145)        $438         $722
                                ========     ========     ========     ========
Net Income (Loss) Allocable
 to Limited Partners            ($12,339)    ($14,395)     $43,364      $71,505
                                ========     ========     ========     ========
Net Income (Loss) per
 Partnership Unit                 ($2.08)      ($2.42)       $7.30       $12.04
                                ========     ========     ========     ========
Distribution to
 Limited Partners
 Per Partnership Unit              $0.00        $0.00        $0.00        $0.00
                                ========     ========     ========     ========











 The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                            STATEMENT OF PARTNERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                           1996         1995
General Partners:                                       ----------   ----------
 Balance at beginning of year                          $    19,194  $    18,506
 Net income (loss)                                            (145)         722
                                                        ----------   ----------
  Balance at end of period                                  19,049       19,228
                                                        ----------   ----------

Limited Partners:
 Balance at beginning of year                            3,153,774    3,085,712
 Net income (loss)                                         (14,395)      71,505
 Less: Cash distributions                                     -            -
                                                        ----------   ----------
  Balance at end of period                               3,139,379    3,157,217
                                                        ----------   ----------

  Total balance at end of period                       $ 3,158,428  $ 3,176,445
                                                        ==========   ==========
































 The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                               STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                           1996         1995
                                                        ----------   ----------
Cash Flows From Operating Activities:
  Received from motel revenues                         $   715,540  $   822,025
  Expended for motel operations
   and general and administrative expenses                (684,825)    (666,346)
  Interest received                                          4,961        3,530
  Interest paid                                             (6,500)     (17,883)
                                                        ----------   ----------
    Net cash provided (used) by operating activities        29,176      141,326
                                                        ----------   ----------
Cash Flows From Investing Activities:
  Purchases of property and equipment                      (11,098)      (2,906)
                                                        ----------   ----------
    Net cash provided (used) by investing activities       (11,098)      (2,906)
                                                        ----------   ----------
Cash Flows From Financing Activities:
  Payments on notes payable                                (88,400)    (177,017)
  Distributions paid to Limited Partners                      -            -
                                                        ----------   ----------
    Net cash provided (used) by financing activities       (88,400)    (177,017)
                                                        ----------   ----------
    Net increase (decrease) in cash
      and temporary investments                            (70,322)     (38,597)

Cash and temporary investments:
  Beginning of year                                        285,554      370,107
                                                        ----------   ----------

  End of period                                        $   215,232  $   331,510
                                                        ==========   ==========
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                   $   (14,540) $    72,227
                                                        ----------   ----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                          80,511       83,424
     (Increase) decrease in accounts receivable            (17,329)       3,270
     (Increase) decrease in prepaid expenses                (9,155)      (7,733)
     Increase (decrease) in accounts payable
      and accrued liabilities                              (10,311)      (9,862)
                                                        ----------   ----------
        Total adjustments                                   43,716       69,099
                                                        ----------   ----------

        Net cash provided by operating activities      $    29,176  $   141,326
                                                        ==========   ==========



 The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                             NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

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

            Property Management Fees                    $   36,633

            Franchise Fees                              $   14,325

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
The following table summarizes the major components of motel operating costs for the periods reported:
                                 Three         Six         Three         Six
                                 Months       Months       Month        Month
                                 Ended        Ended        Ended        Ended
                                6/30/96      6/30/96      6/30/95      6/30/95
                              ----------   ----------   ----------   ----------
Salaries and related costs   $   113,945  $   221,634  $   111,138  $   226,131
Utilities                         24,626       48,478       28,401       54,326
Allocated costs, mainly
 indirect salaries                47,631       93,450       44,551       86,814
Renovations and Replacements      25,868       33,172        7,991       12,054
Other operating expenses          96,623      198,804      101,490      194,932
                              ----------   ----------   ----------   ----------
Total motel operating expens $   308,693  $   595,538  $   293,571  $   574,257
                              ==========   ==========   ==========   ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                               SUPER 8 MOTELS III, LTD.
                         (A California Limited Partnership)
                         MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $326,129 exceed its current liabilities of $99,341 by $226,788. This excess of current assets over current liabilities is less than the $297,050 operating reserve requirement in the Partnership Agreement. The decline in operating reserve is attributable to the Partnership's payments 1995 and 1996 of $275,000 in payments against principal on the Bakersfield motel note.

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

        The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the six months ended June 30, 1996, the Partnership expended $42,474 in such expenditures which is equal to 4.4% of guest room revenue. Included in the total expenditures for renovations and replacements was $21,900 for a major parking lot refurbishment at the Bakersfield motel and $10,767 in new computer systems. The General Partners anticipate that renovation and repair expenditures will not exceed 3% of guest room revenue during the current fiscal year.

RESULTS OF OPERATIONS

        The following is a comparison of the first six months of the fiscal year ending December 31, 1996 with the corresponding period of the preceding fiscal year.

        Total revenues decreased $84,454 (or 10.3%) for the six month period as compared to the previous fiscal year. The decrease in total revenue was due to a $87,326 (or 10.9%) decrease in room revenue. Motel occupancy decreased from 75.3% to 69.5%, while the average room rate declined from $34.45 to $33.19. The reduction in guest room revenue occurred primarily at the Partnership's San Bernardino motel and was due to reduced patronage in the corporate and leisure market segments. According to various lodging industry publications, the San Bernardino market is the worst performing market in the country.

        The Partnership's expenses increased by $2,313 or 0.3%. The Partnership experienced an $21,118 increase in renovation and replacement expense due to the parking lot repairs which was offset by decreased motel operating expenses due to the lower occupancy and by decreased interest expense as the mortgage note balanced is reduced.

                               SUPER 8 MOTELS III, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                     (Continued)
                                    JUNE 30, 1996

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


               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer