Form 10-Q
period 1996-09-30
SUPER 8 MOTELS III LTD
filed 1996-11-12
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                    For the Period ended September 30, 1996

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

                             SUPER 8 MOTELS III, LTD.

                        (A California Limited Partnership)

                               FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1996 AND 1995

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                               PAGE

   Balance Sheet - September 30, 1996 and December 31, 1995           2

   Statement of Operations - Nine Months Ended
   September 30, 1996 and 1995                                        3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1996 and 1995                      4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1996 and 1995                                        5

   Notes to Financial Statements                                      6

   Management Discussion and Analysis                               7 - 8

   Other Information and Signatures                                 9 - 10

                         Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                              Balance Sheet
                September 30, 1996 and December 31, 1995

                                                         9/30/96      12/31/95
                                   ASSETS              -----------  -----------
Current Assets:
   Cash and temporary investments                     $   292,612  $   285,554
   Accounts receivable                                     88,166       72,824
   Prepaid expenses                                        18,413       11,588
                                                       -----------  -----------
    Total current assets                                  399,191      369,966
                                                       -----------  -----------
Property and Equipment:
   Land                                                 1,670,129    1,670,129
   Capital improvements                                    26,174       26,175
   Buildings                                            3,276,870    3,276,870
   Furniture and equipment                                754,010      742,531
                                                       -----------  -----------
                                                        5,727,183    5,715,705
   Accumulated depreciation                            (2,794,106)  (2,674,215)
                                                       -----------  -----------
    Property and equipment, net                         2,933,077    3,041,490

    Total Assets                                      $ 3,332,268  $ 3,411,456
                                                       ===========  ==========
                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Current portion of note payable                    $    59,069  $    77,963
   Accounts payable and accrued liabilities                85,907       85,032
                                                       -----------  -----------
    Total current liabilities                             144,976      162,995
                                                       -----------  -----------
Long - Term Liabilities:
   Note payable                                               -         75,493
                                                       -----------  -----------
    Total liabilities                                     144,976      238,488
                                                       -----------  -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        19,335       19,194
   Limited Partners                                     3,167,957    3,153,774
                                                       -----------  -----------
    Total partners' equity                              3,187,292    3,172,968
                                                       -----------  -----------

Total Liabilities and Partners' Equity                $ 3,332,268  $ 3,411,456
                                                       ===========  ===========






The accompanying notes are an integral part of the financial statements.

                        Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                        Statement of Operations
          For the Nine Months Ending September 30, 1996 and 1995

                             Three Months Nine Months  Three Months Nine Month
                                Ended        Ended        Ended        Ended
                               9/30/96      9/30/96      9/30/95      9/30/95
                             -----------  -----------  -----------  -----------
Income:
 Guest room                 $   388,117  $ 1,103,883  $   398,505  $ 1,201,597
 Telephone and vending            9,797       25,226       10,098       24,061
 Interest                         2,020        6,677        2,900        7,030
 Other                              520        2,499       10,637       11,739
                             -----------  -----------  -----------  -----------
   Total Income                 400,454    1,138,285      422,140    1,244,427
                             -----------  -----------  -----------  -----------
Expenses:
 Motel operating expenses
  (Note 2)                      298,848      894,384      312,707      886,964
 General and administrative      11,649       45,576       11,420       47,173
 Depreciation and amortization   39,380      119,891       39,948      123,372
 Interest                         1,526        7,289        6,273       22,681
 Property management fees        20,188       56,821       21,108       61,325
                             -----------  -----------  -----------  -----------
  Total Expenses                371,591    1,123,961      391,456    1,141,515
                             -----------  -----------  -----------  -----------

 Net Income (Loss)         $    28,863  $    14,324  $    30,684  $   102,912
                             ===========  ===========  ===========  ===========
Net Income (Loss) Allocable
 to General Partners              $289         $143         $307       $1,029
                               =========    =========    =========    =========
Net Income (Loss) Allocable
 to Limited Partners            $28,574      $14,181      $30,377     $101,883
                               =========    =========    =========    =========
Net Income (Loss)
 per Partnership Unit            $4.86        $2.41        $5.16       $17.32
                               =========    =========    =========    =========
Distribution to Limited Partners
 per Partnership Unit            $0.00        $0.00        $0.00        $0.00
                               =========    =========    =========    =========














The accompanying notes are an integral part of the financial statements.

                        Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                     Statement of Partners' Equity
           For the Nine Months Ending September 30, 1996 and 1995

                                                          1996         1995
                                                       -----------  -----------
General Partners:
 Balance at beginning of year                         $    19,194  $    18,506
 Net income (loss)                                            143        1,029
                                                       -----------  -----------
  Balance at end of period                                 19,337       19,535
                                                       -----------  -----------

Limited Partners:
 Balance at beginning of year                           3,153,774    3,085,712
 Net income (loss)                                         14,181      101,883
 Less: Cash distributions                                    -            -
                                                       -----------  -----------
  Balance at end of period                              3,167,955    3,187,595
                                                       -----------  -----------

  Total balance at end of period                      $ 3,187,292  $ 3,207,130
                                                       ===========  ===========
































The accompanying notes are an integral part of the financial statements.

                        Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                        Statement of Cash Flows
         For the Nine Months Ending September 30, 1996 and 1995

                                                           1996         1995
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Received from motel revenues                        $ 1,117,215  $ 1,250,043
  Expended for motel operations
   and general and administrative expenses             (1,001,945)    (996,827)
  Interest received                                         5,729        5,063
  Interest paid                                            (8,076)     (24,290)
                                                       -----------  -----------
    Net cash provided (used) by operating activities      112,923      233,989
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Purchases of property and equipment                     (11,478)      (9,020)
  Proceeds from sale of equipment                             -            300
                                                       -----------  -----------
    Net cash provided (used) by investing activities      (11,478)      (8,720)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Payments on notes payable                               (94,387)    (193,060)
  Distributions paid to Limited Partners                      -            -
                                                       -----------  -----------
    Net cash provided (used) by financing activities      (94,387)    (193,060)
                                                       -----------  -----------
    Net increase (decrease) in cash
      and temporary investments                             7,058       32,209

Cash and temporary investments:
  Beginning of year                                       285,554      370,107
                                                       -----------  -----------

  End of period                                       $   292,612  $   402,316
                                                       ===========  ===========
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                  $    14,324  $   102,912
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                        119,891      123,372
     Gain on disposition of property                          -           (300)
     (Increase) decrease in accounts receivable           (15,342)      10,679
     (Increase) decrease in prepaid expenses               (6,825)      (5,414)
     Increase (decrease) in accounts payable
      and accrued liabilities                                 875        2,740
                                                       -----------  -----------
        Total adjustments                                  98,599      131,077
                                                       -----------  -----------

        Net cash provided by operating activities     $   112,923  $   233,989
                                                       ===========  ===========


The accompanying notes are an integral part of the financial statements.

                        Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                      Notes to Financial Statements
                           September 30, 1996

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

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees     $    56,821

          Franchise Fees               $    22,192

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:
                             Three Months Nine Months  Three Months Nine Month
                                Ended        Ended        Ended        Ended
                               9/30/96      9/30/96      9/30/95      9/30/95
                             -----------  -----------  -----------  -----------

Salaries and related costs  $   111,926  $   333,560  $   113,228  $   339,359
Franchise and advertising        21,928       59,323       54,460       66,533
Utilities                        40,243       88,720       43,385       97,711
Allocated costs,
 mainly indirect salaries        41,520      134,970       45,053      131,867
Replacements and renovations      3,253       36,425       10,599       22,651
Other operating expenses         79,978      241,386       45,982      228,843
                             -----------  -----------  -----------  -----------
Total motel operating
 expenses                   $   298,848  $   894,384  $   312,707  $   886,964
                             ===========  ===========  ===========  ===========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                        Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                   Management Discussion and Analysis
             of Financial Condition and Results of Operation
                           September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $399,191 exceed its current liabilities of $144,976 by $254,215. This excess of current assets over current liabilities is less than the $297,050 operating reserve requirement in the Partnership Agreement. The decline in operating reserve is attributable to the Partner-ship's payments in 1995 and 1996 of $275,000 in extra payments against principal on the Bakersfield motel note.

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

The Partnership has no major commitments for capital expenditures. The Partner-ship has a replacement and renovation target equal to 3% of guest room revenue. During the nine months ended September 30, 1996, the Partnership expended $35,091 in such expenditures which is equal to 3.2% of guest room revenue. Included in the total expenditures for renovations and replacements was $21,900 for a major parking lot refurbishment at the Bakersfield motel, $1,800 in
replacement bed sets and $5,365 in tub repairs.   The annual partial guest room
carpet replacement will start in the fourth calendar quarter. The General Partners anticipate that renovation and repair expenditures will exceed 3% of guest room revenue during the current fiscal year due to the major parking lot refurbishment.

RESULTS OF OPERATIONS

The following is a comparison of the first nine months of the fiscal year ending December 31, 1996 with the corresponding period of the preceding fiscal year.

Total revenues decreased $106,142 (or 8.5%) for the nine month period as compared to the previous fiscal year. This decrease in total revenue was due to a $97,714 (or 8.1%) decrease in room revenue. Motel occupancy decreased from 74.6% to 70.1%, while the average room rate declined from $34.51 to $33.63. The reduction in guest room revenue occurred primarily at the Partnership's San Bernardino motel and was due to reduced patronage in the corporate and leisure
market segments.   According to various lodging industry publications, the San
Bernardino market is the second worst performing market in the country.

The Partnership's expenses decreased by $17,554 or 1.5%. The Partnership experienced an $13,774 increase in renovation and replacement expense due to the parking lot repairs. This increase was partially offset by decreased motel operating expenses due to the lower occupancy and by decreased interest expense as the mortgage note balanced is reduced.

                        Super 8 Motels III, Ltd.
                   (A California Limited Partnership)
                   Management Discussion and Analysis
            of Financial Condition and Results of Operation
                             (Continued)
                          September 30, 1996


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









                              SUPER 8 MOTELS III, LTD


             11-11-96         By /S/ David P. Grotewohl
             --------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







             11-11-96         By /S/ David P. Grotewohl
             --------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer