Form 10-K
period 1996-12-31
SUPER 8 MOTELS III LTD
filed 1997-03-28
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

         ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1996
                        Commission file number 0-10134

                           SUPER 8 MOTELS III, LTD.
            (Exact name of registrant as specified in its charter)

                  California                           94-2664921
         -------------------------------          ----------------------
         (State or other jurisdiction of          (I.R.S. Employer Iden-
          incorporation or organization)              tification No.)

                  2030 J Street, Sacramento, California 95814
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (916) 442-9183

                Securities  registered  pursuant  to Section 12
                   (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                   UNITS OF LIMITED PARTNERSHIP INTEREST
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                      ---   ---
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

The General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation which is 50% owned by Philip B. Grotewohl.

Through two public offerings of units of limited partnership interest in the Partnership (the "Units"), the Partnership sold 5,941 Units at a price of $1,000 per Unit.

The net proceeds of the offerings have been expended for the acquisition in fee and development of properties located in San Bernardino, California and Bakersfield, California. Motel operations commenced on March 6, 1982 at the San Bernardino property, and on September 20, 1982 at the Bakersfield property. Narrative Description of Business

(a)  Franchise Agreements

The Partnership operates each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership which is an affiliate of the General Partner (the "Manager"), became sub-franchisor in the stead of Super 8 Management Corporation. As of December 31, 1995, Super 8 Motels, Inc. had franchised a total of 1,480 motels having an aggregate of 89,678 guest rooms in operation.

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

As of December 31, 1996, the Partnership employed a total of 31 persons, either full or part-time at its two motel properties, including nine desk clerks, 17 housekeeping and laundry personnel, three maintenance personnel and two motel managers.

In addition, and as of the same date, the Partnership employed 11 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing personnel, motel supervisory personnel, secretarial personnel, and purchasing personnel. Employed by the Partnership on a part-time basis are David and Mark Grotewohl, relatives of Philip Grotewohl, chairman of the General Partner. David Grotewohl, an attorney, is the Partnership's general counsel and is the Director of Operations. Mark Grotewohl is the Director of Marketing and Sales.

(c)  Property Acquisition and Development

The net proceeds of the offering of the Units, and financing in the amount of $870,000 (which has since been repaid), was expended in connection with the acquisition and development of two properties located in San Bernardino and Bakersfield, California, respectively.

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

Item 2.  Properties

(a) San Bernardino, California

The San Bernardino motel, which consists of 81 guest rooms on approximately 1.87 acres of land, commenced operations on March 6, 1982. The average monthly occupancy rates and average monthly room rates during the three most recent years are as follows:

                                  Average Occupancy Rate
                             1996          1995          1994
                           ---------     ---------     ---------
    Annual Average           49.9%         55.3%         59.1%

                                     Average Room Rate
                             1996          1995          1994
                           ---------     ---------     ---------
    Annual Average          $40.23        $40.29        $41.07

The  Partnership's  San  Bernardino  motel  provides  accommodations  to no  one
customer,   the  loss  of  which  could  materially   affect  the  Partnership's
operations.

The following lodging facilities provide direct and indirect competition to the Partnership's San Bernardino motel:

                                                  APPROXIMATE
                                                NUMBER DISTANCE
            FACILITY             OF ROOMS         FROM MOTEL
        ---------------          --------       ---------------
        Comfort Inn                  50           Adjacent
        Hilton Inn                  200         Across street
        La Quinta Motel             154           200 yards
        Travelodge                   90           200 yards
        EZ-8 Motel                  117          0.13 miles

(b) Bakersfield, California

The Bakersfield motel, which consists of 90 guest rooms on approximately 2.32 acres of land, commenced operations on September 20, 1982. The average monthly occupancy rate and average monthly room rate for the three most recent years are as follows:

                                  Average Occupancy Rate
                             1996          1995          1994
                           ---------     ---------     ---------
    Annual Average           87.2%         85.6%         89.9%

                                     Average Room Rate
                             1996          1995           1994
                           ---------     ---------      ---------
    Annual Average          $30.28        $30.87         $30.73

From October 1, 1982 to January 31, 1993, an agreement was in effect granting the Partnership the first opportunity to provide rooms to employees of Santa Fe Railroad at a room rate of $20.00. Though expired according to its terms, the contract continues to be observed by both parties, except that the agreed rate is now $23.00 per room night. Revenue attributable to this agreement constituted approximately 31%, 32%, and 20% of the motel's total guest revenues during 1996, 1995 and 1994, respectively.

On December 31, 1992, the Partnership entered into a written agreement with the National Railroad Passenger Corporation (Amtrak) for the provision of lodging services to its employees at a room rate of $25.75, which included a transportation credit of $1.75 per room night payable to the Partnership for providing transportation from the train terminal. Due to competitive bids, the rate was lowered to $24.00 per room night effective October 1, 1994. Amtrak provided approximately 22%, 26% and 19% of the motel's guest room revenue in 1996, 1995 and 1994, respectively.

Except as set forth above, the Bakersfield motel provides accommodations to no one customer, the loss of which could materially affect the Partnership's operations.

The following lodging facilities provide direct or indirect competition to the Partnership's Bakersfield motel:
                                                        APPROXIMATE
                                              NUMBER      DISTANCE
                    FACILITY                 OF ROOMS       FROM
                                                            MOTEL
          ---------------------------------  --------   -----------
          California Inn                        74        Adjacent
          Motel 6                              160       0.50 miles
          EZ-8 Motel                           100       0.50 miles
          Travelodge Plaza                      61       0.75 miles
          Comfort Inn South                     80       0.75 miles
          Four Points Inn                      199       1.00 mile
          Best Western Kern River Motor Inn    200       1.00 mile
          La Quinta Inn                        150       1.00 mile
          Days Inn                             120       1.00 mile
          Roderunner                            49       1.50 miles
          Economy Motels of America            140       1.50 miles
          Rio Mirada                           209       2.00 miles
          Comfort Inn                           60       2.00 miles
          Econo Lodge                          100       2.00 miles
          Holiday Inn Express                  100       6.00 miles


Item 3.  LEGAL PROCEEDINGS

Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders

As of December 31, 1996 a total of 988 individuals (the "Limited Partners") held Units in the Partnership.

Distributions

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

In addition, the Partnership will promptly distribute net proceeds of the sale and refinancing of its motel properties to the General Partner and the Limited Partners, to the extent such proceeds are not reinvested in the acquisition of additional properties. Of the sale or refinancing proceeds available for distribution in any year, the General Partner will receive 15% thereof, and the balance will be distributed to the Limited Partners. Notwithstanding the preceding, the General Partner will not receive distributions of Sale or Refinancing Proceeds until each Limited Partner has received from all sources distributions equal to 100% of his capital contributions plus 10% per annum cumulative on his adjusted capital contribution.

The Partnership has made no distributions during the two most recent fiscal years.

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data of the Partnership for its last five fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                           SUPER 8 MOTELS III, LTD.

Item 6. Selected Financial Data



                                  Years Ended December 31:
              -----------------------------------------------------------------
                 1996       1995       1994       1993       1992       1991
              ---------- ---------- ---------- ---------- ---------- ----------


Guest Room
  Income      $1,464,850 $1,526,742 $1,625,581 $1,734,535 $1,622,825 $1,687,071
Net Income
  (Loss)          $1,116    $68,750    $33,851    $49,083   $(31,203)   $97,596

Per Partnership Unit:
 Cash
   distributions  $  -       $  -       $  -       $  -        $25.00    $25.00
 Net income
   (loss)           $.19     $11.46      $5.64      $8.18      $(5.20)   $16.26


                                  Years Ended December 31:
              -----------------------------------------------------------------
                 1996       1995       1994       1993       1992       1991
              ---------- ---------- ---------- ---------- ---------- ----------

Total Assets  $3,237,869 $3,411,456 $3,632,719 $3,793,456 $3,852,557 $4,045,669
Long-Term Debt   $  -       $75,493   $390,484   $595,214   $724,636   $741,069

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity

The General Partner believes that the Partnership's liquidity, defined as its ability to generate cash to satisfy its cash needs, is adequate. The Partnership's primary source of liquidity is its cash flow from operations. As of December 31, 1996 the Partnership had current assets of $334,237 and current liabilities of $63,785, providing an operating reserve of $270,452. This reserve is below the $297,050 reserve target required by the Partnership Agreement inasmuch as the Partnership made supplemental principal payments on its mortgage debt in each of the last four years to retire the debt. The General Partner authorized the pay-down as cash flow from operations has been increasing in each of the three preceding 1996. The decrease in total cash during 1996 was also due to the $150,000 in extraordinary loan repayments.

This loan, in the original principal amount of $855,000 at a 10% per annum fixed interest rate, had a maturity date of September 1997 when, according to the loan's original terms, $648,230 would have been due. As a result of the additional principal payments in 1993 through 1996, the loan has been paid in full. When the reserve has been completely restored, the General Partner plans to resume distributions.

The liquidity of the Partnership is enhanced by the fact that both the San Bernardino and Bakersfield motels are presently unencumbered. Although the General Partner knows of no trend likely to create a material deficiency in the Partnership's liquidity, if the need arises, cash could be generated through leveraging the properties.

During 1997, the General Partner anticipates making certain capital expenditures, as noted below under the caption "Capital Resources," although the amount of such expenditures will not be such as to compromise the Partnership's liquidity. Other than as described below and above the General Partner foresees no significant trends, demands, commitments, events or uncertainties which are likely to affect the Partnership's liquidity, on either a long-term or short-term basis.

Capital Resources

The Partnership has no material commitments for capital expenditures. However, the General Partner anticipates that during 1997 the Partnership will spend an as yet undetermined amount for the refurbishment of its motels and their furnishings. In particular, the Bakersfield motel needs painting.

During the fiscal year covered by this report, the Partnership expended $70,718 of which $24,711 was capitalized. This amount included $21,900 for parking lot resurfacing at the Bakersfield motel, $15,348 for computer systems, $7,345 for guest room carpets, $6,218 for re-keying, $5,365 for tub refurbishing, $5,006 for replacement bedspreads and $3,702 for replacement televisions.

During the fiscal year ended December 31, 1995, the Partnership expended $81,620 for renovations and replacements, of which $45,880 was capitalized. The capitalized items included $20,759 for guest room carpet, $4,314 for replacement of televisions, $15,191 for Amtrak shuttle vehicles and $3,789 for a replacement ice machine. The uncapitalized items include $8,351 for bedspreads, $7,325 for guest room chairs, $5,827 for mattress sets, $5,081 for replacement lamps and lamp shades, and $4,000 for major boiler repairs.

Other than as described above under "Liquidity," the General Partner knows of no material trends likely to affect or to require a change in the mix of its capital resources.

Results of Operations

Combined Financial Results

The following tables summarize the operating results of the Partnership for the fiscal years ended December 31, 1996, 1995 and 1994 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis.

                                      Average       Average
                                     Occupancy       Room
       Fiscal Year Ended:               Rate         Rate
       ------------------            ---------      -------
       December 31, 1994               75.3%        $34.57

       December 31, 1995               71.3%        $34.33

       December 31, 1996               69.5%        $33.66

                                                Total
                                             Expenditures     Partnership
                               Total             and           Cash Flow
       Fiscal Year Ended:     Revenues       Debt Service         (1)
       ------------------     ----------     ------------     -----------
       December 31, 1994      $1,671,022      $1,715,903        $(44,881)

       December 31, 1995      $1,571,111      $1,671,151       $(100,040)

       December 31, 1996      $1,510,262      $1,515,375         $(5,113)

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

Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:

                                              1996        1995       1994
                                           ----------  ----------  ---------
Partnership Cash Flow                        $(5,113)  $(100,040)  $(44,881)
Principal Payments on Financial Obligations  153,456     285,133    185,326
Additions to Fixed Assets                     24,711      45,880     64,261
Depreciation and Amortization               (162,569)   (164,599)  (172,398)
Other Items                                   (9,369)      2,376      1,543
                                           ----------  ----------  ---------
Net Income                                    $1,116     $68,750    $33,851
                                           ==========  ==========  =========

Following is a reconciliation of the Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Property Operations for the Partnership's two motels which are segregated in the tables below under the captions "San Bernardino Motel" and "Bakersfield Motel".

                                               1996        1995        1994
                                            ---------   ---------   ---------
San Bernardino Motel                          $20,090     $41,110     $24,211
Bakersfield Motel                             (34,512)   (159,959)    (78,601)
                                            ---------   ---------   ---------
Aggregate Cash Flow from Property Operations  (14,422)   (118,849)    (54,390)

Interest on Cash Reserves                       8,288      10,071       8,727
Other Partnership Income (net of Other
  Expenses) not allocated to the properties     1,020       8,738         782
                                            ---------   ---------   ---------
Partnership Cash Flow                         $(5,114)  $(100,040)   $(44,881)
                                            =========   =========   =========


The Partnership experienced a $60,849 or 3.9% decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The decrease in revenue is due to slightly reduced room rates at both motels and to significantly reduced occupancy at the San Bernardino motel. These conditions are related to the high level of competition in the Bakersfield market and to poor economic conditions in the San Bernardino market.

The Partnership experienced a $99,911 or 6.0% decrease in total revenues during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. The decline in revenue is due to reduced average occupancy at both motels and a reduced average room rate at the San Bernardino motel. Amplified discussion can be found in the individual property subsections that follow.

The Partnership achieved a $155,776 or 9.3% reduction in the total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. This reduction is due primarily to the comparatively smaller payments necessary to liquidate the Bakersfield motel's loan and to lower payments for renovations and replacements.

The Partnership achieved a $44,752 or 2.6% reduction in combined expenditures and debt service during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Debt service increased by $75,000. The increase in debt service was offset by a $100,095 reduction in motel operating expenses, due primarily to the reduced average occupancy.

San Bernardino Motel
                                      Average       Average
                                     Occupancy        Room
       Fiscal Year Ended:              Rate           Rate
       ------------------            ---------      -------
       December 31, 1994               59.1%         $41.07

       December 31, 1995               55.3%         $40.29

       December 31, 1996               49.9%         $40.23

                                                Total        Cash Flow
                                            Expenditures        from
                                Total            and          Property
       Fiscal Year Ended:     Revenues      Debt Service     Operations
       ------------------     --------      ------------     ----------
       December 31, 1994      $741,564        $717,353        $24,211

       December 31, 1995      $678,561        $637,451        $41,110

       December 31, 1996      $615,471        $595,381        $20,090

The Partnership's San Bernardino motel experienced a $63,090 or 9.3% decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guest room revenue from the leisure market segment decreased approximately $68,000 while the revenue from the other market segments remained substantially unchanged.

The San Bernardino motel experienced a $63,003 or 8.5% decrease in total revenues during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Guest room revenue from the corporate and leisure market segments decreased approximately $10,000. The number of guest room nights generated from these two market segments remained substantially unchanged while the average room rate received for the corporate market segment increased slightly and the average room rate received from the leisure market declined more substantially. Average occupancy from the discounted room and group traveler market segments declined sharply resulting in a decrease of approximately $50,000 in guest room revenue.

The San Bernardino motel achieved a $42,070 or 6.6% reduction in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. Theses expenditure reductions included $13,573 in reduced property taxes from a property tax appeal, $14,602 in reduced resident manager costs, $6,054 in lower housekeeping wages and $9,861 in reduced renovation expenses. This reductions were partially offset by $7,250 in appraisal costs and by $7,609 of increased workers' compensation insurance.

The San Bernardino motel achieved a $79,902 or 11.1% reduction in total expenses and debt service during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. The motel achieved an $8,663 reduction in bad debts, an $8,102 reduction in housekeeping wages, an $18,229 reduction in maintenance wages and a $41,727 reduction in renovation and replacements. The previous year was subject to an unusually high level of replacement and renovation expense.

Bakersfield Motel
                                      Average       Average
                                     Occupancy        Room
       Fiscal Year Ended:              Rate           Rate
       ------------------            ---------      -------
       December 31, 1994               89.9%         $30.73

       December 31, 1995               85.6%         $30.87

       December 31, 1996               87.2%         $30.28

                                                Total         Cash Flow
                                            Expenditures        from
                                Total            and          Property
       Fiscal Year Ended:     Revenues      Debt Service     Operations
       ------------------     --------      ------------     ----------
       December 31, 1994      $919,367         $997,968        $(78,601)

       December 31, 1995      $882,261       $1,042,220       $(159,959)

       December 31, 1996      $885,403         $919,915        $(34,512)

The Bakersfield motel achieved a $3,142 (0.4%) increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guest room revenue was substantially unchanged as the increase in occupancy was mostly offset by the decrease in average room rate. Decreased corporate and leisure market segment business was offset by increased contract rooms to the Santa Fe Railroad and to Amtrak.

The Bakersfield motel experienced a $37,106 (4.0%) decrease in total revenues during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Decreased revenue generated from the corporate, group, discount and trucker market segments was substantially, but not completely, offset by increased revenue from the leisure market segment and the railroad accounts.

The Partnership's Bakersfield motel experienced a $122,305 (11.7%) decrease in total expenses and debt service during the fiscal year covered by this report as compared to the previous fiscal year. The $152,300 reduction in mortgage payments was partially offset by increased expenditures of $7,250 for appraisal fees, of $5,460 for workers' compensation insurance and $5,329 for increased supplies.

The Partnership's Bakersfield motel experienced a $44,252 (4.4%) increase in total expenses and debt service during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Excluding the $75,000 comparative increase in debt service, the motel achieved a $30,748 reduction in other expenditures. Included in this reduction were savings of $10,242 in front desk wages, $10,120 in maintenance wages, $8,780 in housekeeping wages, $6,635 in resident manager expense and $5,653 in workers' compensation insurance. These reduced expenditures were partially offset by increased costs associated with transporting railroad employees from the train station to the motel. The cost savings was due to adjustments to staffing levels and to a lessor extent to reduced average occupancy.

Future Trends

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-12.

                          ANNUAL REPORT ON FORM 10-K

                                    ITEM 8

                             FINANCIAL STATEMENTS

                           SUPER 8 MOTELS III, LTD.

                            SACRAMENTO, CALIFORNIA

                               DECEMBER 31, 1996

Item 8: Financial Statements




                           SUPER 8 MOTELS III, LTD.

                        INDEX OF FINANCIAL STATEMENTS


                                                                      Pages
                                                                      -----

  Report of Independent Certified Public Accountants                  F-3

  Balance Sheets, December 31, 1996 and 1995                          F-4

  Statements of Operations for the years ended December 31, 1996,
    1995 and 1994                                                     F-5

  Statements of Partners' Equity for the years ended December 31,
    1996, 1995 and 1994                                               F-6

  Statements of Cash Flows for the years ended December 31, 1996,
    1995 and 1994                                                     F-7 to
                                                                      F-8

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels III, Ltd.

We have audited the  accompanying  balance sheets of Super 8 Motels III, Ltd., a
California limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels III, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 20, 1997
San Mateo, California

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEETS
                          December 31, 1996 and 1995



                                   ASSETS

                                                            1996         1995
                                                         ----------  ----------
Current Assets:
    Cash and temporary investments (Notes 1, 3 and 7)    $  254,782  $  285,554
    Accounts receivable                                      68,114      72,824
    Prepaid expenses                                         11,341      11,588
                                                         ----------  ----------
       Total Current Assets                                 334,237     369,966
                                                         ----------  ----------

Property and Equipment (Note 2):
    Land                                                  1,670,129   1,670,129
    Capital improvements                                     26,175      26,175
    Buildings                                             3,276,870   3,276,870
    Furniture and equipment                                 756,837     742,531
                                                         ----------  ----------
                                                          5,730,011   5,715,705
    Accumulated depreciation and amortization            (2,826,379) (2,674,215)
                                                         ----------  ----------
       Property and Equipment, Net                        2,903,632   3,041,490
                                                         ----------  ----------

          Total Assets                                   $3,237,869  $3,411,456
                                                         ==========  ==========


                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
    Current portion of note payable (Note 5)             $     -     $   77,963
    Accounts payable and accrued liabilities                 62,020      85,032
    Due to related parties                                    1,765        -
                                                         ----------  ----------
       Total Current Liabilities                             63,785     162,995

Long-term Liabilities, Net of Current Portion:
    Note payable (Note 5)                                      -         75,493
                                                         ----------  ----------

          Total Liabilities                                  63,785     238,488
                                                         ----------  ----------


Partners' Equity:
    General Partner                                          19,205      19,194
    Limited Partners                                      3,154,879   3,153,774
                                                         ----------  ----------
       Total Partners' Equity                             3,174,084   3,172,968
                                                         ----------  ----------

          Total Liabilities and Partners' Equity         $3,237,869  $3,411,456
                                                         ==========  ==========

                See accompanying notes to financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS




                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Income:
    Guest room                               $1,464,850  $1,526,742  $1,625,581
    Telephone and vending                        34,128      32,654      33,352
    Interest                                      8,288      10,071       8,727
    Other                                         2,996       1,644       3,363
                                             ----------  ----------  ----------
       Total Income                           1,510,262   1,571,111   1,671,023
                                             ----------  ----------  ----------

Expenses:
    Motel operations (Notes 4 and 6)          1,189,294   1,174,475   1,274,570
    General and administrative (Note 4)          74,474      57,956      54,428
    Depreciation and amortization (Note 2)      162,569     164,599     172,398
    Interest                                      7,765      27,290      52,932
    Property management fees (Note 4)            75,044      78,041      82,844
                                             ----------  ----------  ----------
       Total Expenses                         1,509,146   1,502,361   1,637,172
                                             ----------  ----------  ----------

          Net Income                         $    1,116  $   68,750  $   33,851
                                             ==========  ==========  ==========


Net Income Allocable to General Partner             $11        $688        $339
                                                =======     =======     =======

Net Income Allocable to Limited Partners         $1,105     $68,062     $33,512
                                                =======     =======     =======


Net Income Per Partnership Unit (Note 1)           $.19      $11.46       $5.64
                                                =======     =======     =======

Distributions to Limited Partners Per
  Partnership Unit (Note 1)                      $  -        $  -        $  -
                                                =======     =======     =======





                See accompanying notes to financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY





                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
General Partner:
    Balance, beginning of year               $   19,194  $   18,506  $   18,167
    Net income                                       11         688         339
                                             ----------  ----------  ----------
       Balance, End of Year                      19,205      19,194      18,506
                                             ----------  ----------  ----------

Limited Partners:
    Balance, beginning of year                3,153,774   3,085,712   3,052,200
    Net income                                    1,105      68,062      33,512
                                             ----------  ----------  ----------
       Balance, End of Year                   3,154,879   3,153,774   3,085,712
                                             ----------  ----------  ----------

       Total Partners' Equity                $3,174,084  $3,172,968  $3,104,218
                                             ==========  ==========  ==========
























                See accompanying notes to financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS





                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------


Cash Flows From Operating Activities:
 Received from motel operations              $1,505,571  $1,575,015  $1,678,452
 Expended for motel operations and
   general and administrative expenses       (1,359,033) (1,313,408) (1,419,657)
 Interest received                                9,401       9,154       8,649
 Interest paid                                   (9,044)    (29,666)    (54,476)
                                             ----------  ----------  ----------
   Net Cash Provided by Operating Activities    146,895     241,095     212,968
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
 Proceeds from sale of equipment                    500       5,366       3,550
 Purchases of property and equipment            (24,711)    (45,880)    (64,261)
                                             ----------  ----------  ----------
   Net Cash Used by Investing Activities        (24,211)    (40,514)    (60,711)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
 Payments on notes payable                     (153,456)   (285,134)   (185,326)
                                             ----------  ----------  ----------
   Net Cash Used by Financing Activities       (153,456)   (285,134)   (185,326)
                                             ----------  ----------  ----------

   Net Increase (Decrease) in Cash and
     Temporary Investments                      (30,772)    (84,553)    (33,069)

Cash and Temporary Investments:
 Beginning of year                              285,554     370,107     403,176
                                             ----------  ----------  ----------

   End of Year                               $  254,782  $  285,554  $  370,107
                                             ==========  ==========  ==========






                See accompanying notes to financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                     STATEMENTS OF CASH FLOWS (Continued)




                                                   Years Ended December 31:
                                              ---------------------------------
                                                 1996        1995        1994
                                              ----------  ----------  ---------

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                  $    1,116  $   68,750  $  33,851
                                              ----------  ----------  ---------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                162,569     164,599    172,398
    (Gain) loss on disposition of property
     and equipment                                  (500)        433      1,860
    Decrease in accounts receivable                4,710      13,058     16,078
    (Increase) decrease in prepaid expenses          247        (866)    (1,957)
    Increase (decrease) in accounts payable
     and accrued liabilities                     (23,012)      3,033     (8,246)
    Increase (decrease) in due to
     related parties                               1,765      (7,912)    (1,016)
                                              ----------  ----------  ---------
      Total Adjustments                          145,779     172,345    179,117
                                              ----------  ----------  ---------

      Net Cash Provided by
       Operating Activities                   $  146,895  $  241,095  $ 212,968
                                              ==========  ==========  =========

















                See accompanying notes to financial statements.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Motels III, Ltd. is a limited partnership organized under California law on June 2, 1980 to acquire and operate motel properties in San Bernardino and Bakersfield, California. The term of the Partnership expires December 31, 2030 and may be dissolved earlier under certain circumstances. The San Bernardino motel was opened in March, 1982, and the Bakersfield motel was opened in September, 1982. The Partnership grants credit to customers, substantially all of which are local businesses in San Bernardino or Bakersfield.

The general partner is Grotewohl Management Services, Inc., fifty percent stockholder and officer of which is Philip B. Grotewohl.

The net income or net loss of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partners. Net income and distributions per Partnership unit are based on 5,941 units outstanding. All Partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain working capital reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($297,050 at December 31, 1996). As of December 31, 1996 the Partnership had working capital of
$270,452.  During the year ended  December  31,  1996,  $26,598  ($297,050  less
$270,452) of the reserves, plus additional amounts, were used to make loan repayments on the mortgage payable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

        Description                    Methods                  Useful Lives
  -----------------------       --------------------------      ------------
  Capital improvements          150-200% declining balance      10-20 years

  Buildings                     Straight-line and               10-25 years
                                150% declining balance

  Furniture and equipment       200% declining balance            4-7 years

Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the lives of assets are capitalized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary  investments as of December 31, 1996 and 1995 consists of the
following:                                                     1996       1995
      Cash in bank                                          $ 43,305   $ 45,031
      Money market accounts                                  211,477    140,523
      Certificates of deposit and commercial paper              -       100,000
                                                            --------   --------
         Total Cash and Temporary Investments               $254,782   $285,554
                                                            ========   ========
Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($73,242, $76,337 and $81,077 for the years ended December 31, 1996, 1995 and 1994, respectively) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $29,297, $30,535 and $32,431 for the years ended December 31, 1996, 1995 and 1994, respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, and amounted to $75,044, $78,041 and $82,844 for the years ended December 31, 1996, 1995 and 1994, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive 9% of cash available for distributions for Partnership management services, along with an additional 1% of cash available for distributions on account of its interest in the profit and losses subordinated in each case, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At December 31, 1996, the Limited Partners had not received the 10% cumulative return, and accordingly, no Partnership management fees are presently payable and therefore are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or a refinancing. As of December 31, 1996, the cumulative amount of these
fees was $421,787.                    F-10

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1996, there had been no such sales or refinancings.

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $225,000, $223,000 and $207,000 during the years ended December 31, 1996, 1995 and 1994, respectively, and are included in general and administrative and motel operating expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, a fifty percent stockholder of Grotewohl Management Services, Inc., the General Partner.


NOTE 5 - NOTE PAYABLE

The note payable consisted of a note due to a bank and was collateralized by a first deed of trust on real property in Bakersfield, California. During 1995, the note, which was held in trust by Wells Fargo Bank for Mr. Bruce J. Bailey, was split into two notes, one due to Wells Fargo and the other due to Mr. Bailey. The combined balances of the new notes were equal to the prior balance of the original Wells Fargo note.

During 1996, the Partnership paid off the balances of the two notes payable.

                           SUPER 8 MOTELS III, LTD.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 6 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating costs for the following years:

                                                1996        1995        1994
                                             ----------  ----------  ----------

Salaries and related costs                   $  447,181  $  441,334  $  514,133
Franchise and advertising fees                   73,242      76,337      78,077
Utilities                                       111,366     121,969     130,871
Allocated costs, mainly
  indirect salaries                             184,064     181,607     169,656
Renovations and replacements                     46,007      35,740      50,906
Other operating expenses                        327,434     317,488     330,927
                                             ----------  ----------  ----------

  Total motel operating expenses             $1,189,294  $1,174,475  $1,274,570
                                             ==========  ==========  ==========


NOTE 7 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in four commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of December 31, 1996 follows:

         Total cash in all California banks           $ 264,771
         Portion insured by the FDIC                   (238,087)
                                                      ---------
            Uninsured cash balances                   $  26,684
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

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. A 50% shareholder, director and the principal officer of the General Partner is Mr. Grotewohl.

Mr. Grotewohl, age 78, is an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.


Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown shares in certain of the compensation otherwise payable to the General Partner and its affiliates. Similarly, although Borel Associates ceased to have any interest in the Partnership upon its dissolution, Mr. Dana continues to share in such compensation.

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

The Partnership accrued and paid such fees to the Manager in the amount of $75,044 during the year ended December 31, 1996.

Franchise Fees and Advertising Fees

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

The total of franchise fees accrued during the year ended December 31, 1996 to Super 8 Motels, Inc. was $58,594, of which $29,297 accrued to the Manager. The total advertising fees paid to Super 8 Motels, Inc. was $14,648. All the above amounts have been paid.

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

No such cash distributions were paid by the Partnership to the General Partner, the Brown Trust, Robert J. Dana, or their affiliates during the fiscal year ended December 31, 1996. A total of $421,787 has been accrued to such persons since commencement of the Partnership, but is not set forth as a liability in the Partnership's financial statements due to the uncertainty of payment. In order for this amount to be payable the Limited Partners must receive $5,190,589 in prior years' preference distributions and $594,100 in each future year before any payments can be made to management.

General Partner's Interest in Net Proceeds of Sales, Financing and Refinancing of Partnership Properties

The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from all distribution sources equal to 100% of their original capital contributions and a cumulative 10% per annum return on their adjusted capital contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties is to be distributed 15% to the General Partner and 85% to the Limited Partners.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $225,000 in 1996 are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B. Grotewohl, the 50% shareholder of the General Partner. The Partnership purchased motel supplies for approximately $8,000 from one of these employees.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report
  1. Financial Statements Included in Part II of this Report
      Report of Independent Certified Public Accountants
       Balance Sheets, December 31, 1996 and 1995
       Statements of Operations for the Years Ended December 31, 1996,
         1995 and 1994
       Statements of Partners' Equity for the Years Ended December 31, 1996,
         1995 and 1994
       Statements of Cash Flow for the Years Ended December 31, 1996,
         1995 and 1994
       Notes to Financial Statements

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

(Registrant)      SUPER 8 MOTELS III, LTD.

By (Signature and Title)      /s/  Philip B. Grotewohl
                              ---------------------------
                              Philip B. Grotewohl,
                              Chairman of Grotewohl Management Services, Inc.,
                              General Partner

Date  March 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)      /s/  Philip B. Grotewohl
                              ---------------------------
                              Philip B. Grotewohl,
                              Chief   executive   officer,    chief
                              financial  officer,  chief accounting
                              officer   and   sole    director   of
                              Grotewohl Management Services,  Inc.,
                              General Partner

Date March 28, 1997

                                  EXHIBIT INDEX

     Exhibit                                              Sequentially
     Number                          Exhibit              Numbered Page
     -------                       ----------             -------------
       28.1                        Prospectus