Form 10-Q
period 1997-03-31
SUPER 8 MOTELS III LTD
filed 1997-05-05
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1997

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

                             SUPER 8 MOTELS III, LTD.

                        (A California Limited Partnership)

                               FINANCIAL STATEMENTS

                              MARCH 31, 1997 AND 1996

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                               PAGE

   Balance Sheet - March 31, 1997 and December 31, 1996               2

   Statement of Operations - Three Months Ended
   March 31, 1997 and 1996                                            3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1997 and 1996                         4

   Statement of Cash Flows - Three Months Ended
   March 31, 1997 and 1996                                            5

   Notes to Financial Statements                                      6

   Management Discussion and Analysis                                 7

   Other Information and Signatures                                 8 - 9

                          Super 8 Motels III, Ltd.
                     (A California Limited Partnership)
                               Balance Sheet
                    March 31, 1997 and December 31, 1996

                                                        3/31/97      12/31/96
                                                      -----------   -----------
                                   ASSETS
Current Assets:
   Cash and temporary investments                    $    383,627  $    254,782
   Accounts receivable                                     70,542        68,114
   Prepaid expenses                                         2,102        11,341
                                                      -----------   -----------
    Total current assets                                  456,271       334,237
                                                      -----------   -----------
Property and Equipment:
   Land                                                 1,670,129     1,670,129
   Capital improvements                                    26,175        26,175
   Buildings                                            3,276,870     3,276,870
   Furniture and equipment                                756,837       756,837
                                                      -----------   -----------
                                                        5,730,011     5,730,011
   Accumulated depreciation                            (2,864,955)   (2,826,379)
                                                      -----------   -----------

    Property and equipment, net                         2,865,056     2,903,632
                                                      -----------   -----------

    Total Assets                                     $  3,321,327  $  3,237,869
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                94,356        63,785
                                                       -----------   -----------
    Total current liabilities                              94,356        63,785
                                                      -----------   -----------

    Total liabilities                                      94,356        63,785
                                                      -----------   -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        19,734        19,205
   Limited Partners                                     3,207,237     3,154,879
                                                      -----------   -----------
    Total partners' equity                              3,226,971     3,174,084
                                                      -----------   -----------

Total Liabilities and Partners' Equity               $  3,321,327  $  3,237,869
                                                      ===========   ===========





   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels III, Ltd.
                     (A California Limited Partnership)
                          Statement of Operations
             For the Three Months Ending March 31, 1997 and 1996

                            Three Months Three Months
                                                         Ended         Ended
                                                        3/31/97       3/31/96
                                                      -----------   -----------
Income:
    Guest room                                       $    403,295  $    355,413
    Telephone and vending                                   8,408         7,719
    Interest                                                1,362         2,534
    Other                                                     919           534
                                                      -----------   -----------
     Total Income                                         413,984       366,200
                                                      -----------   -----------
Expenses:
    Motel operating expenses (Note 2)                     279,414       286,845
    General and administrative                             22,461        19,464
    Depreciation and amortization                          38,576        40,250
    Interest                                                  -           3,524
    Property management fees                               20,646        18,192
                                                      -----------   -----------
     Total Expenses                                       361,097       368,275
                                                      -----------   -----------

    Net Income (Loss)                                $     52,887  $     (2,075)
                                                      ===========   ===========

Net Income (Loss) Allocable
 to General Partners                                         $529          ($21)
                                                         ========      ========
Net Income (Loss) Allocable
 to Limited Partners                                      $52,358       ($2,054)
                                                         ========      ========
Net Income (Loss)
 per Partnership Unit                                       $8.81        ($0.35)
                                                         ========      ========
Distribution to Limited Partners
 per Partnership Unit                                       $0.00         $0.00
                                                         ========      ========













   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels III, Ltd.
                     (A California Limited Partnership)
                       Statement of Partners' Equity
             For the Three Months Ending March 31, 1997 and 1996


                                                          1997          1996
                                                      -----------   -----------
General Partners:
 Balance at beginning of year                        $     19,205  $     19,194
 Net income (loss)                                            529           (21)
                                                      -----------   -----------
  Balance at end of period                                 19,734        19,173
                                                      -----------   -----------

Limited Partners:
 Balance at beginning of year                           3,154,879     3,153,774
 Net income (loss)                                         52,358        (2,054)
 Less: Cash distributions                                     -             -
                                                      -----------   -----------
  Balance at end of period                              3,207,237     3,151,720
                                                      -----------   -----------

  Total balance at end of period                     $  3,226,971  $  3,170,893
                                                      ===========   ===========






























   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels III, Ltd.
                     (A California Limited Partnership)
                          Statement of Cash Flows
              For the Three Months Ending March 31, 1997 and 1996

                                                         1997          1996
                                                      -----------   -----------
Cash Flows From Operating Activities:
  Received from motel revenues                       $    410,194  $    361,780
  Expended for motel operations
   and general and administrative expenses               (282,831)     (334,591)
  Interest received                                         1,362         1,460
  Interest paid                                               -          (3,680)
                                                      -----------   -----------
    Net cash provided (used) by operating activities      128,725        24,969
                                                      -----------   -----------
Cash Flows From Investing Activities:
  Purchases of property and equipment                         -          (5,456)
  Proceeds from sale of equipment                             120           -
                                                      -----------   -----------
    Net cash provided (used) by investing activities          120        (5,456)
                                                      -----------   -----------
Cash Flows From Financing Activities:
  Payments on notes payable                                   -         (18,769)
  Distributions paid to Limited Partners                      -             -
                                                      -----------   -----------
    Net cash provided (used) by financing activities          -         (18,769)
                                                      -----------   -----------
    Net increase (decrease) in cash
      and temporary investments                            28,845           744

Cash and temporary investments:
  Beginning of year                                       254,782       285,554
                                                      -----------   -----------

  End of period                                      $    383,627  $    286,298
                                                      ===========   ===========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                 $     52,887  $     (2,075)
                                                      -----------   -----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization                         38,576        40,250
     Gain on disposition of property                         (120)          -
     (Increase) decrease in accounts receivable            (2,428)       (2,960)
     (Increase) decrease in prepaid expenses                9,239         9,595
     Increase (decrease) in accounts payable
      and accrued liabilities                              30,571       (19,841)
                                                      -----------   -----------
        Total adjustments                                  75,838        27,044
                                                      -----------   -----------

        Net cash provided by operating activities    $    128,725  $     24,969
                                                      ===========   ===========
   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels III, Ltd.
                     (A California Limited Partnership)
                       Notes to Financial Statements
                          March 31, 1997 and 1996

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1996 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees               $20,646

          Franchise Fees                          $8,068

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                            Three Months Three Months
                                                         Ended         Ended
                                                        3/31/97       3/31/96
                                                      -----------   -----------
Salaries and related costs                           $    109,729  $    107,689
Franchise and advertising                                  20,171        17,776
Utilities                                                  22,665        23,852
Allocated costs,
 mainly indirect salaries                                  44,110        45,819
Replacements and renovations                               12,040         7,305
Other operating expenses                                   70,699        84,404
                                                      -----------   -----------
Total motel operating expenses                       $    279,414  $    286,845
                                                      ===========   ===========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                          SUPER 8 MOTELS III, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $456,271 exceed its current liabilities of $94,356 by $361,915. This excess of current assets over current liabilities constitutes an operating reserve that is greater than the $297,050 operating reserve requirement in the Partnership Agreement. The General Partner anticipates that the Partnership will begin quarterly distributions of approximately $6.25 per unit with the distribution for the second calendar quarter on or around August 15, 1997.

The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the three months ended March 31, 1997, the Partnership expended $11,720 in such expenditures which is equal to 2.9% of guest room revenue. The General Partners anticipate that renovation and repair expenditures will not exceed 3% of guest room revenue during the current fiscal year.

RESULTS OF OPERATIONS

The following is a comparison of the first three months of the fiscal year ending December 31, 1997 with the corresponding period of the preceding fiscal year.

Total revenues increased $47,784 (or 13.0%) for the three month period as compared to the previous fiscal year. The increase in total revenue was due to a $47,882 (or 13.5%) increase in room revenue. Motel occupancy increased from 67.2% to 74.3%, while the average room rate increased from $33.99 to $35.25. The increase in guest room revenue occurred primarily at the Partnership's San Bernardino motel and was due to increased patronage in the corporate and leisure market segments.

The Partnership's expenses decreased by $7,178 or 1.9%. This reduction is due to reduced interest expense and to reduced operating expenses.

FUTURE TRENDS

The General Partners expect that overall occupancy for the fiscal year ending December 31, 1997 will be greater than that achieved in 1996. The General Partners expect income for the current fiscal year to be greater than the previous fiscal year. Expenses are subject to both cost inflation and to the deferred maintenance associated with the effects of high occupancy in previous years. The net effect should be net income greater than the previous fiscal year.

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


              5/5/97          By /S/ David P. Grotewohl
             --------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              5/5/97          By /S/ David P. Grotewohl
             --------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer