Form 10-Q
period 1997-06-30
SUPER 8 MOTELS III LTD
filed 1997-08-13
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                 ---------------------------------------------

                       For the Period ended June 30, 1997

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

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                               PAGE

   Balance Sheet - June 30, 1997 and December 31, 1996                2

   Statement of Operations - Six Months Ended
   June 30, 1997 and 1996                                             3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1997 and 1996                            4

   Statement of Cash Flows - Six Months Ended
   June 30, 1997 and 1996                                             5

   Notes to Financial Statements                                      6

   Management Discussion and Analysis                                 7

   Other Information and Signatures                                 8 - 9

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1997 and December 31, 1996

                                                      6/30/97       12/31/96
                                                    ------------   ------------
                                     ASSETS
Current Assets:
   Cash and temporary investments                   $    461,690   $    254,782
   Accounts receivable                                    71,058         68,114
   Prepaid expenses                                       12,604         11,341
                                                     -----------    -----------
    Total current assets                                 545,352        334,237
                                                     -----------    -----------

Property and Equipment:
   Land                                                1,670,129      1,670,129
   Capital improvements                                   26,175         26,175
   Buildings                                           3,276,870      3,276,870
   Furniture and equipment                               780,792        756,837
                                                     -----------    -----------
                                                       5,753,966      5,730,011
   Accumulated depreciation                           (2,903,023)    (2,826,379)
                                                     -----------    -----------

    Property and equipment, net                        2,850,943      2,903,632
                                                     -----------    -----------

    Total Assets                                    $  3,396,295   $  3,237,869
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities         $     88,130   $     63,785
                                                     -----------    -----------
    Total current liabilities                             88,130         63,785
                                                     -----------    -----------

    Total liabilities                                     88,130         63,785
                                                     -----------    -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                       20,546         19,205
   Limited Partners                                    3,287,619      3,154,879
                                                     -----------    -----------
    Total partners' equity                             3,308,165      3,174,084
                                                     -----------    -----------

Total Liabilities and Partners' Equity              $  3,396,295   $  3,237,869
                                                     ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1997 and 1996

                             Three Months  Six Months  Three Months  Six Months
                                 Ended        Ended        Ended        Ended
                                6/30/97      6/30/97      6/30/96      6/30/96
                              ----------   ----------   ----------   ----------

Income:
    Guest room                $  426,318   $  829,613   $  360,354   $  715,766
    Telephone and vending          7,936       16,344        7,711       15,429
    Interest                       2,427        3,789        2,123        4,657
    Other                          4,043        4,962        1,445        1,979
                              ----------    ---------    ---------    ---------
     Total Income                440,724      854,708      371,633      737,831
                              ----------    ---------    ---------    ---------

Expenses:
    Motel operating expenses
     (Note 2)                    288,952      568,366      308,693      595,538
    General and
     administrative               10,166       32,627       14,463       33,926
    Depreciation and
     amortization                 38,666       77,242       40,261       80,511
    Interest                        -            -           2,239        5,763
    Property management fees      21,746       42,392       18,441       36,633
                               ---------    ---------    ---------    ---------
     Total Expenses           $  359,530   $  720,627   $  384,097   $  752,371
                               ---------    ---------    ---------    ---------

    Net Income (Loss)             81,194      134,081      (12,464)     (14,540)
                               =========    =========    =========    =========

Net Income (Loss) Allocable
 to General Partners                $812       $1,341        ($125)       ($145)
                               =========    =========    =========    =========

Net Income (Loss) Allocable
 to Limited Partners             $80,382     $132,740     ($12,339)    ($14,395)
                               =========    =========    =========    =========

Net Income (Loss)
 per Partnership Unit             $13.53       $22.34       ($2.08)      ($2.42)
                               =========    =========    =========    =========

Distribution to Limited
 Partners per Partnership
 Unit                              $0.00        $0.00        $0.00        $0.00
                               =========    =========    =========    =========




    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Six Months Ending June 30, 1997 and 1996


                                                        1997           1996
                                                    ------------   ------------
General Partners:
 Balance at beginning of year                       $     19,205   $     19,194
 Net income (loss)                                         1,341           (145)
                                                     -----------    -----------
  Balance at end of period                                20,546         19,049
                                                     -----------    -----------


Limited Partners:
 Balance at beginning of year                          3,154,879      3,153,774
 Net income (loss)                                       132,740        (14,395)
 Less: Cash distributions                                                  -
                                                     -----------    -----------
  Balance at end of period                             3,287,619      3,139,379
                                                     -----------    -----------

  Total balance at end of period                    $  3,308,165   $  3,158,428
                                                     ===========    ===========





























    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1997 and 1996

                                                        1997           1996
                                                    ------------   ------------
Cash Flows From Operating Activities:
  Received from motel revenues                      $    847,975   $    715,540
  Expended for motel operations
   and general and administrative expenses              (620,423)      (684,825)
  Interest received                                        3,789          4,961
  Interest paid                                             -            (6,500)
                                                     -----------    -----------
    Net cash provided (used) by operating activities     231,341         29,176
                                                     -----------    -----------
Cash Flows From Investing Activities:
  Purchases of property and equipment                    (24,553)       (11,098)
  Proceeds from sale of equipment                            120           -
                                                     -----------    -----------
    Net cash provided (used) by investing activities     (24,433)       (11,098)
                                                     -----------    -----------
Cash Flows From Financing Activities:
  Payments on notes payable                                 -           (88,400)
  Distributions paid to Limited Partners                    -              -
                                                     -----------    -----------
    Net cash provided (used) by financing activities        -           (88,400)
                                                     -----------    -----------
    Net increase (decrease) in cash
      and temporary investments                          206,908        (70,322)

Cash and temporary investments:
  Beginning of year                                      254,782        285,554
                                                     -----------    -----------
  End of period                                     $    461,690   $    215,232
                                                     ===========    ===========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                $    134,081   $    (14,540)
                                                     -----------    -----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization                        77,242         80,511
     Gain on disposition of property                        (120)          -
     (Increase) decrease in accounts receivable           (2,944)       (17,329)
     (Increase) decrease in prepaid expenses              (1,263)        (9,155)
     Increase (decrease) in accounts payable
      and accrued liabilities                             24,345        (10,311)
                                                      -----------   -----------
        Total adjustments                                 97,260         43,716
                                                      -----------   -----------

        Net cash provided by operating activities   $    231,341   $     29,176
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             June 30, 1997 and 1996

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

          Property Management Fees                       $42,392

          Franchise Fees                                 $16,592

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months  Six Months  Three Months  Six Months
                                 Ended        Ended        Ended        Ended
                                6/30/97      6/30/97      6/30/96      6/30/96
                              ----------   ----------   ----------   ----------

Salaries and related costs    $  115,862   $  225,591   $  113,945   $  221,634
Franchise and advertising         21,310       41,481       18,037       35,813
Utilities                         27,194       49,859       24,626       48,478
Allocated costs,
 mainly indirect salaries         44,313       88,423       47,631       93,450
Replacements and renovations       3,436       16,101       25,868       33,172
Other operating expenses          76,837      146,911       78,586      162,991
                               ----------    ---------   ---------    ---------

Total motel operating
  expenses                     $  288,952   $  568,366  $  308,693   $  595,538
                               ==========    =========   =========    =========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 JUNE 30, 1997 _

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $545,352 exceed its current liabilities of $88,130 by $457,222. This excess of current assets over current liabilities constitutes an operating reserve that is greater than the $297,050 operating reserve requirement in the Partnership Agreement. The General Partner anticipates that the Partnership will begin quarterly distributions of approximately $12.50 per unit with a distribution for the second calendar quarter on or around August 15, 1997.

The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the six months ended June 30, 1997, the Partnership expended $40,654 in such expenditures which is equal to 4.9% of guest room revenue.
Included  in  the  renovations  was  $13,710  for  guest  room  carpet  at  both properties, $3,682 for replacement bedspreads, $3,206 for replacement televisions and $4,010 for a replacement ice machine. The General Partners anticipate that renovation and repair expenditures will not exceed 3% of guest room revenue during the current fiscal year.

RESULTS OF OPERATIONS

The following is a comparison of the first six months of the fiscal year ending December 31, 1997 with the corresponding period of the preceding fiscal year.

Total revenues increased $116,877 (or 15.8%) for the six month period as compared to the previous fiscal year. The increase in total revenue was due to a $113,847 (or 15.9%) increase in room revenue. Motel occupancy increased from 69.5% during the previous fiscal year to 73.9% during the current fiscal year, while the average room rate increased from $33.19 during the first six months of 1996 to $36.29 during the corresponding period of 1997. The increase in guest room revenue occurred primarily at the Partnership's San Bernardino motel and was due to increased patronage in the corporate and leisure market segments.

The Partnership's expenses decreased by $31,744 or 4.2%. This reduction is due to reduced interest expense and to reduced renovation expenses during the current fiscal year.

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









                              SUPER 8 MOTELS III, LTD


              8/12/97         By /S/ David P. Grotewohl
             ---------        -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8/12/97         By /S/ David P. Grotewohl
             ---------       --------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer