Form 10-Q
period 1997-09-30
SUPER 8 MOTELS III LTD
filed 1997-11-13
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                     For the Period ended September 30, 1997

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

                             SUPER 8 MOTELS III, LTD.

                        (A California Limited Partnership)

                               FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

                             SUPER 8 MOTELS III, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                               PAGE

   Balance Sheet - September 30, 1997 and December 31, 1996           2

   Statement of Operations - Nine Months Ended
   September 30, 1997 and 1996                                        3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1997 and 1996                      4

   Statement of Cash Flows - Nine Months Ended
   Septeber 30, 1997 and 1996                                         5

   Notes to Financial Statements                                      6

   Management Discussion and Analysis                                 7

   Other Information and Signatures                                 8 - 10

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    September 30, 1997 and December 31, 1996

                                                         9/30/97     12/31/96
                                                       -----------  -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   434,469  $   254,782
   Accounts receivable                                     94,735       68,114
   Prepaid expenses                                        17,936       11,341
                                                       -----------  -----------
    Total current assets                                  547,140      334,237
                                                       -----------  -----------

Property and Equipment:
   Land                                                 1,670,129    1,670,129
   Capital improvements                                    26,175       26,175
   Buildings                                            3,276,870    3,276,870
   Furniture and equipment                                784,802      756,837
                                                       -----------  -----------
                                                        5,757,976    5,730,011
   Accumulated depreciation                            (2,940,268)  (2,826,379)
                                                       -----------  -----------

    Property and equipment, net                         2,817,708    2,903,632
                                                       -----------  -----------

    Total Assets                                      $ 3,364,848  $ 3,237,869
                                                       ===========  ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $    89,234  $    63,785
                                                       -----------  -----------
    Total current liabilities                              89,234       63,785
                                                       -----------  -----------

    Total liabilities                                      89,234       63,785
                                                       -----------  -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        20,963       19,205
   Limited Partners                                     3,254,651    3,154,879
                                                       -----------  -----------
    Total partners' equity                              3,275,614    3,174,084
                                                       -----------  -----------

Total Liabilities and Partners' Equity                $ 3,364,848  $ 3,237,869
                                                       ===========  ===========



    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Nine Months Ending September 30, 1997 and 1996

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended       Ended
                               9/30/97      9/30/97      9/30/96     9/30/96
                             -----------  -----------  -----------  -----------

Income:
    Guest room              $   407,133  $ 1,236,746  $   388,117  $ 1,103,883
    Telephone and vending         9,360       25,704        9,797       25,226
    Interest                      2,964        6,753        2,020        6,677
    Other                           821        5,783          520        2,499
                             -----------  -----------  -----------  -----------
     Total Income               420,278    1,274,986      400,454    1,138,285
                             -----------  -----------  -----------  -----------

Expenses:
    Motel operating expenses
    (Note 2)                    307,710      877,176      298,848      894,384
    General and admin-
     istrative                   11,646       44,273       11,649       45,576
    Depreciation and
     amortization                37,245      114,487       39,380      119,891
    Interest                        -            -          1,526        7,289
    Property management fees     20,866       63,257       20,188       56,821
                             -----------  -----------  -----------  -----------
     Total Expenses         $   377,467  $ 1,099,193  $   371,591  $ 1,123,961
                             -----------  -----------  -----------  -----------

    Net Income (Loss)            42,811      175,793       28,863       14,324
                             ===========  ===========  ===========  ===========

Net Income (Loss) Allocable
 to General Partners               $428       $1,758         $289         $143
                             ===========  ===========  ===========  ===========

Net Income (Loss) Allocable
 to Limited Partners            $42,383     $174,035      $28,574      $14,181
                             ===========  ===========  ===========  ===========

Net Income (Loss)
 per Partnership Unit             $7.13       $29.29        $4.81        $2.39
                             ===========  ===========  ===========  ===========

Distribution to Limited
 Partners per
 Partnership Unit                $12.50       $12.50        $0.00        $0.00
                             ===========  ===========  ===========  ===========





    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
             For the Nine Months Ending September 30, 1997 and 1996


                                                          1997         1996
                                                       -----------  -----------
General Partners:
 Balance at beginning of year                         $    19,205  $    19,194
 Net income (loss)                                          1,758          143
                                                       -----------  -----------
  Balance at end of period                                 20,963       19,337
                                                       -----------  -----------


Limited Partners:
 Balance at beginning of year                           3,154,879    3,153,774
 Net income (loss)                                        174,035       14,181
 Less: Cash distributions                                 (74,263)         -
                                                       -----------  -----------
  Balance at end of period                              3,254,651    3,167,955
                                                       -----------  -----------

  Total balance at end of period                      $ 3,275,614  $ 3,187,292
                                                       ===========  ===========






























    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Nine Months Ending September 30, 1997 and 1996

                                                          1997         1996
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Received from motel revenues                        $ 1,241,612  $ 1,117,215
  Expended for motel operations
   and general and administrative expenses               (965,972)  (1,001,945)
  Interest received                                         6,753        5,729
  Interest paid                                               -         (8,076)
                                                       -----------  -----------
    Net cash provided (used) by operating activities      282,393      112,923
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Purchases of property and equipment                     (28,563)     (11,478)
  Proceeds from sale of equipment                             120          -
                                                       -----------  -----------
    Net cash provided (used) by investing activities      (28,443)     (11,478)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Payments on notes payable                                   -        (94,387)
  Distributions paid to Limited Partners                  (74,263)         -
                                                       -----------  -----------
    Net cash provided (used) by financing activities      (74,263)     (94,387)
                                                       -----------  -----------
    Net increase (decrease) in cash
      and temporary investments                           179,687        7,058

Cash and temporary investments:
  Beginning of year                                       254,782      285,554
                                                       ===========  ===========
  End of period                                       $   434,469  $   292,612
                                                       ===========  ===========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                  $   175,793  $    14,324
                                                       -----------  -----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization                        114,487      119,891
     Gain on disposition of property                         (120)         -
     (Increase) decrease in accounts receivable           (26,621)     (15,342)
     (Increase) decrease in prepaid expenses               (6,595)      (6,825)
     Increase (decrease) in accounts payable
      and accrued liabilities                              25,449          875
                                                       -----------  -----------
        Total adjustments                                 106,600       98,599
                                                       -----------  -----------

        Net cash provided by operating activities     $   282,393  $   112,923
                                                       ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           September 30, 1997 and 1996

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

          Property Management Fees                $63,257

          Franchise Fees                          $24,735

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended        Ended
                               9/30/97      9/30/97      9/30/96      9/30/96
                             -----------  -----------  -----------  -----------

Salaries and related costs  $   116,033  $   342,723  $   111,926  $   333,560
Franchise and advertising        20,357       61,837       21,928       59,323
Utilities                        38,135       87,993       40,243       88,720
Allocated costs,
 mainly indirect salaries        43,878      132,302       41,520      134,970
Replacements and renovations     10,490       26,591        3,253       36,425
Other operating expenses         78,817      225,730       79,978      241,386
                             -----------  -----------  -----------  -----------

Total motel operating
 expenses                   $   307,710  $   877,176  $   298,848  $   894,384
                             ===========  ===========  ===========  ===========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               SEPTEMBER 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's current assets of $547,140 exceed its current liabilities of $89,234 by $457,906. This excess of current assets over current liabilities constitutes an operating reserve that is greater than the $297,050 operating reserve requirement in the Partnership Agreement

         The Partnership has no major commitments for capital expenditures. The Partnership has a replacement and renovation target equal to 3% of guest room revenue. During the nine months ended September 30, 1997, the Partnership expended $55,154 (of which $28,563 was capitalized) in such expenditures which is equal to 4.5% of guest room revenue. Included in the renovations was $15,023 for guest room carpet at both properties, $5,099 for replacement bedspreads, $4,262 for replacement televisions, $4,255 for tub refurbishment and $8,021 for two replacement ice machines.

RESULTS OF OPERATIONS

         The following is a comparison of the first nine months of the fiscal year ending December 31, 1997 with the corresponding period of the preceding fiscal year.

         Total revenues increased $136,701 (or 12.0%) for the nine month period as compared to the previous fiscal year. The increase in total revenue was due to a $132,863 (or 12.0%) increase in room revenue. Motel occupancy increased from 70.1% during the previous fiscal year to 72.1% during the current fiscal year, while the average room rate increased from $33.63 during the first nine months of 1996 to $36.73 during the corresponding period of 1997. The increase in guest room revenue occurred primarily at the Partnership's San Bernardino motel and was due to increased patronage in the corporate and leisure market segments.

         The Partnership's expenses decreased by $24,768 or 2.2%. This reduction is due to reduced interest expense and to reduced renovation expenses during the current fiscal year.

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

                        PART II.   OTHER INFORMATION
                        ----------------------------

     Item 1.                  Legal Proceedings
                              -----------------
     On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Economy Lodging IV, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

     On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the following relief: (i) a declaration that the action is a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.

                        ----------------------------------------

     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 See Notes to Financial Statements

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 See Item 1 above

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                              SUPER 8 MOTELS III, LTD


             11/13/97         By /S/ David P. Grotewohl
             ---------        -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







             11/13/97        By /S/ David P. Grotewohl
             ---------       --------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer