Form 10-K
period 1997-12-31
SUPER 8 MOTELS III LTD
filed 1998-03-30
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                         Commission file number 0-10134

                            SUPER 8 MOTELS III, LTD.
             (Exact name of registrant as specified in its charter)

                    California                      94-2664921
            (State or other jurisdiction of    (I.R.S. Employer Iden-
             incorporation or organization)       tification No.)

          2030 J Street, Sacramento, California           95814
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

Narrative Description of Business

(a)  Franchise Agreements

The Partnership operates each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership which is an affiliate of the General Partner (the "Manager"), became sub-franchisor in the stead of Super 8 Management Corporation. As of November 10, 1997, Super 8 Motels, Inc. had franchised a total of 1,619 motels having an aggregate of 98,000 guestrooms in operation. Super 8 Motels, Inc. is a wholly-owned subsidiary of Hospitality Franchise Systems, Inc.

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

As of December 31, 1997, the Partnership employed a total of 39 persons, either full or part-time at its two motel properties, including ten desk clerks, 24 housekeeping and laundry personnel, three maintenance personnel and two motel managers.

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

Item 2.  Properties

(a) San Bernardino, California

The San Bernardino motel, which consists of 81 guest rooms on approximately 1.87 acres of land, commenced operations on March 6, 1982. The average monthly occupancy rates and average monthly room rates during the three most recent years are as follows:

                                        Annual Averages
                               1997          1996         1995
                             ------------------------------------
    Average Occupancy Rate     53.8%         49.9%         55.3%
    Average Room Rate         $43.57        $40.23        $40.29


The  Partnership's  San  Bernardino  motel  provides  accommodations  to no  one
customer,   the  loss  of  which  could  materially   affect  the  Partnership's
operations.

The following lodging facilities provide direct and indirect competition to the Partnership's San Bernardino motel:
                                                 APPROXIMATE
                                 NUMBER           DISTANCE
               FACILITY         OF ROOMS         FROM MOTEL
            ---------------     --------        -------------
            Comfort Inn            50             Adjacent
            Hilton Inn            200           Across street
            La Quinta Motel       154             200 yards
            TraveLodge             90             200 yards
            EZ-8 Motel            117            0.13 miles

(b) Bakersfield, California

The Bakersfield motel, which consists of 90 guestrooms on approximately 2.32 acres of land, commenced operations on September 20, 1982. The average monthly occupancy rate and average monthly room rate for the three most recent years are as follows:
                                           Annual Averages
                                  1997          1996         1995
                                ------------------------------------
       Average Occupancy Rate     84.6%         87.2%         85.6%
       Average Room Rate         $32.35        $30.28        $30.87

From October 1, 1982 to January 31, 1993, an agreement was in effect granting the Partnership the first opportunity to provide rooms to employees of Santa Fe Railroad at a room rate of $20.00. Though expired according to its terms, the contract continues to be observed by both parties, except that the agreed rate is now $23.00 per room night. Revenue attributable to this agreement constituted approximately 32%, 31%, and 32% of the motel's total guest revenues during 1997, 1996 and 1995, respectively.

On December 31, 1992, the Partnership entered into a written agreement with the National Railroad Passenger Corporation (Amtrak) for the provision of lodging services to its employees at a room rate of $25.75, which included a transportation credit of $1.75 per room night payable to the Partnership for providing transportation from the train terminal. Due to competitive bids, the rate was lowered to $24.00 per room night effective October 1, 1994. Amtrak provided approximately 24%, 22% and 26% of the motel's guest room revenue in 1997, 1996 and 1995, respectively.

Except as set forth above, the Bakersfield motel provides accommodations to no one customer, the loss of which could materially affect the Partnership's operations.

The following lodging facilities provide direct or indirect competition to the Partnership's Bakersfield motel:

                                                           APPROXIMATE
                                              NUMBER         DISTANCE
                   FACILITY                  OF ROOMS       FROM MOTEL
       ----------------------------------    --------      -----------
       California Inn                            74           Adjacent
       Motel 6                                  160         0.50 miles
       EZ-8 Motel                               100         0.50 miles
       TraveLodge Plaza                          61         0.75 miles
       Comfort Inn South                         80         0.75 miles
       Four Points Inn                          199         1.00 mile
       Best Western Kern River Motor Inn        200         1.00 mile
       La Quinta Inn                            150         1.00 mile
       Days Inn                                 120         1.00 mile
       Roderunner                                49         1.50 miles
       Economy Motels of America                140         1.50 miles
       Rio Mirada                               209         2.00 miles
       Comfort Inn                               60         2.00 miles
       Econo Lodge                              100         2.00 miles
       Holiday Inn Express                      100         6.00 miles

Item 3.  LEGAL PROCEEDINGS

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Economy Lodging IV, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist (the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief:
(i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated
Section  15(a) of the  Exchange  Act and the rules and  regulations  thereunder;
(iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnerships' partnership agreements and California law. The complaint requested the following relief: (i) a declaration that the action has a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners and other procedures as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year ending December 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders

As of December 31, 1997 a total of 994 individuals (the "Limited Partners") held Units in the Partnership.

Distributions

Cash distributions are made on a quarterly basis from Cash Available for Distribution, defined in the Partnership's Certificate and Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of the Partnership's property. Of the Cash Available for Distribution in any year, the General Partner will receive 10% thereof, of which 9% will constitute a fee for managing the Partnership and 1% will be attributable to its interest in the profits of the Partnership. The balance will be distributed to the Limited Partners. Notwithstanding the preceding, the
General Partner will not receive distributions of Cash Available for Distribution in any year in which the Limited Partners do not receive distributions of Cash Available for Distribution in an amount at least equal to 10% per annum cumulative on their adjusted capital contributions.

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

The following distributions of Cash Available for Distribution were made to the Limited Partners during the years 1996 and 1997:

                                      Total         Amount
                    Date          Distribution     Per Unit
                  --------        ------------     --------
                   8/15/97           $74,263        $12.50
                  11/15/97           $74,262        $12.50

No distributions of Cash Available for Distribution were made to the General Partners.

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data of the Partnership for its last five fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                            SUPER 8 MOTELS III, LTD.

Item 6. Selected Financial Data



                                   Years Ended December 31:
              -----------------------------------------------------------------
                 1997       1996       1995       1994       1993       1992
              ---------- ---------- ---------- ---------- ---------- ----------
Guest Room
 Income       $1,592,209 $1,464,850 $1,526,742 $1,625,581 $1,734,535 $1,622,825
Net Income(Loss)$117,093     $1,116    $68,750    $33,851    $49,083   $(31,203)

Per Partnership Unit:
 Cash
  distributions $148,525     $  -       $  -       $  -       $  -       $25.00
 Net income(loss) $19.52       $.19     $11.46      $5.64      $8.18     $(5.20)


                                         December 31:
              -----------------------------------------------------------------
                 1997       1996       1995       1994       1993       1992
              ---------- ---------- ---------- ---------- ---------- ----------
Total Assets  $3,259,069 $3,237,869 $3,411,456 $3,632,719 $3,793,456 $3,852,557
Long-Term Debt  $   -      $   -       $75,493   $390,484   $595,214   $724,636

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity

The General Partner believes that the Partnership's liquidity, defined as its ability to generate cash to satisfy its cash needs, is adequate. The Partnership's primary source of liquidity is its cash flow from operations. As of December 31, 1997 the Partnership had current assets of $471,628 and current liabilities of $116,417, providing an operating reserve of $355,211. This reserve is greater than the $297,050 reserve target required by the Partnership Agreement.

The liquidity of the Partnership is enhanced by the fact that both the San Bernardino and Bakersfield motels are presently unencumbered. Although the General Partner knows of no trend likely to create a material deficiency in the Partnership's liquidity, if the need arises, leveraging the properties constitutes a potential source of liquidity.

The properties may be sold pursuant to Item 3 above.

Capital Resources

The Partnership has no material commitments for capital expenditures. However, the General Partner anticipates that, if the Partnership retains its properties, during 1998 the Partnership will spend an as yet undetermined amount for the refurbishment of its motels and their furnishings. In particular, the Bakersfield motel needs painting and roof repairs.

During the fiscal year covered by this report, the Partnership expended $66,721 for renovations and replacements of which $36,441 was capitalized. This amount included $18,629 for guestroom carpets, $8,021 for two ice machines, $4,255 for tub refurbishing, $5,099 for replacement bedspreads, $6,323 for replacement air conditioners and $4,524 for replacement televisions.

During the fiscal year ended December 31, 1996, the Partnership expended $70,718 of which $24,711 was capitalized. This amount included $21,900 for parking lot resurfacing at the Bakersfield motel, $15,348 for computer systems, $7,345 for guest room carpets, $6,218 for re-keying, $5,365 for tub refurbishing, $5,006 for replacement bedspreads and $3,702 for replacement televisions.

The General Partner knows of no material trends likely to affect or to require a change in the mix of its capital resources except as discussed in Part III below.

Results of Operations

Combined Financial Results

The following tables summarize the operating results of the Partnership for the fiscal years ended December 31, 1997, 1996 and 1995 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis.

                                         Average         Average
                                        Occupancy         Room
             Fiscal Year Ended:            Rate           Rate
             ------------------         ---------        -------
             December 31, 1995            71.3%          $34.33

             December 31, 1996            69.5%          $33.66

             December 31, 1997            70.0%          $36.43

                                               Total
                                            Expenditures       Partnership
                             Total              and             Cash Flow
Fiscal Year Ended:          Revenues        Debt Service           (1)
------------------          ----------      ------------       ------------
December 31, 1995           $1,571,111        $1,671,151         $(100,040)

December 31, 1996           $1,510,262        $1,515,375           $(5,113)

December 31, 1997           $1,641,860        $1,408,696          $233,164

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

Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:

                                                1997        1996       1995
                                             ----------  ---------  ----------
Partnership Cash Flow                          $233,164    $(5,113)  $(100,040)
Principal Payments on Financial Obligations           0    153,456     285,133
Additions to Fixed Assets                        36,441     24,711      45,880
Depreciation and Amortization                  (151,769)  (162,569)   (164,599)
Other Items                                        (743)    (9,369)      2,376
                                             ----------  ---------  ----------
Net Income                                     $117,093     $1,116     $68,750
                                             ==========  =========  ==========

Following is a reconciliation of the Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Property Operations for the Partnership's two motels which are segregated in the tables below under the captions "San Bernardino Motel" and "Bakersfield Motel".
                                                1997        1996        1995
                                             ----------  ----------  ----------
San Bernardino Motel                            $82,590     $20,090     $41,110
Bakersfield Motel                               134,412     (34,512)   (159,959)
                                             ----------  ----------  ----------
Aggregate Cash Flow from Property Operations   $217,002    ($14,422)   (118,849)
Interest on Cash Reserves                        13,116       8,288      10,071
Other Partnership Income (net of Other
  Expenses) not allocated to the properties       3,046       1,019       8,738
                                             ----------  ----------  ----------
Partnership Cash Flow                          $233,164     $(5,113)  $(100,040)
                                             ==========  ==========  ==========

The Partnership achieved a $131,598 or 8.7% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The increase in revenue is due to the net effect of slightly increased room rates at both motels and significantly reduced occupancy rates at the Bakersfield motel. The San Bernardino market has improved in 1997 as compared to the previous fiscal year.

The Partnership experienced a $60,849 or 3.9% decrease in total revenues during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The decrease in revenue is due to slightly reduced room rates at both motels and to significantly reduced occupancy at the San Bernardino motel. These conditions are related to the high level of competition in the Bakersfield market and to poor economic conditions in the San Bernardino market.

The Partnership achieved a $106,679 or 7.0% decrease in the total expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year. This increase is due primarily to the liquidation of the Bakersfield motel's loan during 1996.

The Partnership achieved a $155,776 or 9.3% reduction in the total expenditures and debt service during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. This reduction is due primarily to the comparatively smaller payments necessary to liquidate the Bakersfield motel's loan and to lower payments for renovations and replacements.

San Bernardino Motel
                                           Average         Average
                                          Occupancy          Room
            Fiscal Year Ended:               Rate            Rate
            ------------------            ---------        -------
            December 31, 1995               55.3%           $40.29

            December 31, 1996               49.9%           $40.23

            December 31, 1997               53.8%           $43.57

                                              Total         Cash Flow
                                          Expenditures         from
                               Total           and           Property
     Fiscal Year Ended:      Revenues     Debt Service      Operations
     ------------------    ----------     ------------      ----------
     December 31, 1995       $678,561       $637,451         $41,110

     December 31, 1996       $615,471       $595,381         $20,090

     December 31, 1997       $717,895       $635,305         $82,590

The Partnership's San Bernardino motel achieved a $102,424 or 16.6% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The increased revenue was primarily in guestroom revenue and was realized by increased business in the corporate market segment.

The Partnership's San Bernardino motel experienced a $63,090 or 9.3% decrease in total revenues during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. Guestroom revenue from the leisure market segment decreased approximately $68,000 while the revenue from the other market segments remained substantially unchanged.

The San Bernardino motel experienced a $39,924 or 6.7% increase in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. These expenditure increases included $14,184 in increased resident manager costs reflecting a management change, $9,987 in increased franchise and management fees costs associated with the increased guestroom revenue and $6,808 in increased renovation expenses.

The San Bernardino motel achieved a $42,070 or 6.6% reduction in total expenditures during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. These expenditure reductions included $13,573 in reduced property taxes from a property tax appeal, $14,602 in reduced resident manager costs, $6,054 in lower housekeeping wages and $9,861 in reduced renovation expenses. These reductions were partially offset by $7,250 in increased appraisal costs and by $7,609 of increased workers' compensation insurance.

Bakersfield Motel
                                        Average          Average
                                       Occupancy          Room
           Fiscal Year Ended:            Rate             Rate
           ------------------          ---------        --------
           December 31, 1995             85.6%           $30.87

           December 31, 1996             87.2%           $30.28

           December 31, 1997             84.6%           $32.35

                                                 Total          Cash Flow
                                             Expenditures         from
                                Total             and            Property
      Fiscal Year Ended:       Revenues       Debt Service      Operations
      -----------------     ----------       ------------      -----------
      December 31, 1995       $882,261         $1,042,220       $(159,959)

      December 31, 1996       $885,403          $919,915         $(34,512)

      December 31, 1997       $910,849          $776,437         $134,412

The Bakersfield motel achieved a $25,446 or 2.9% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guestroom revenue increased $30,045 due to increased average daily rates from $30.28 in 1996 to $32.35 in 1997. This increased revenue was partially offset by a decrease in occupancy from 87.2% in 1996 to 84.6% in 1997. The railroad contracts were essentially unchanged, while rate increases were achieved in other market segments with a slight decline in rooms sold.

The Bakersfield motel achieved a $3,142 (0.4%) increase in total revenues during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. Guestroom revenue was substantially unchanged as the increase in occupancy was mostly offset by the decrease in average room rate. Decreased corporate and leisure market segment business was offset by increased contract rooms to the Santa Fe Railroad and to Amtrak.

The Partnership's Bakersfield motel experienced a $143,478 or 15.6% decrease in total expenses and debt service during the fiscal year covered by this report as compared to the previous fiscal year. The loan that was secured by the Bakersfield property was liquidated in 1996.

The Partnership's Bakersfield motel experienced a $122,305 (11.7%) decrease in total expenses and debt service during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The $152,300 reduction in mortgage payments was partially offset by increased expenditures of $7,250 for appraisal fees, of $5,460 for workers' compensation insurance and $5,329 for increased supplies.

Future Trends

The General Partner believes that competitive conditions in the San Bernardino and Bakersfield markets are such as to prevent the Partnership from reflecting inflation in increased room rates at its motels. Accordingly, an increase in the inflation rate could have a deleterious effect on Partnership operations.

The properties may be sold pursuant to Item 3 above.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

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

                                DECEMBER 31, 1997

Item 8: Financial Statements




                            SUPER 8 MOTELS III, LTD.

                          INDEX OF FINANCIAL STATEMENTS


                                                                       Pages
                                                                       -----

    Report of Independent Certified Public Accountants                 F-3

    Balance Sheets, December 31, 1997 and 1996                         F-4

    Statements of Operations for the years ended December 31, 1997,
      1996 and 1995                                                    F-5

    Statements of Partners' Equity for the years ended December 31,
      1997, 1996 and 1995                                              F-6

    Statements of Cash Flows for the years ended December 31, 1997,
      1996 and 1995                                                    F-7 to
                                                                       F-8

    Notes to Financial Statements                                      F-9 to
                                                                       F-12














Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels III, Ltd.

We have audited the  accompanying  balance sheets of Super 8 Motels III, Ltd., a
California limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels III, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 26, 1998
San Mateo, California

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS
                                                         1997           1996
                                                      ----------     ----------
Current Assets:
    Cash and temporary investments (Notes 1, 3 and 6) $  362,215     $  254,782
    Accounts receivable                                  100,184         68,114
    Prepaid expenses                                       9,229         11,341
                                                      ----------     ----------
      Total Current Assets                               471,628        334,237
                                                      ----------     ----------

Property and Equipment (Note 2):
    Land                                               1,670,129      1,670,129
    Capital improvements                                  26,175         26,175
    Buildings                                          3,276,870      3,276,870
    Furniture and equipment                              782,439        756,837
                                                      ----------     ----------
                                                       5,755,613      5,730,011
    Accumulated depreciation and amortization         (2,968,172)    (2,826,379)
                                                      ----------     ----------
     Property and Equipment, Net                       2,787,441      2,903,632
                                                      ----------     ----------

       Total Assets                                   $3,259,069     $3,237,869
                                                      ==========     ==========


                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities          $  105,668      $  62,020
    Due to related parties                                10,749          1,765
                                                      ----------     ----------
     Total Current Liabilities                           116,417         63,785
                                                      ----------     ----------

      Total Liabilities                                  116,417         63,785
                                                      ----------     ----------

Partners' Equity:
    General Partner                                       20,376         19,205
    Limited Partners                                   3,122,276      3,154,879
                                                      ----------     ----------
     Total Partners' Equity                            3,142,652      3,174,084
                                                      ----------     ----------

      Total Liabilities and Partners' Equity          $3,259,069     $3,237,869
                                                      ==========     ==========

                See accompanying notes to financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                 Years Ended December 31:
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------
Income:
  Guest room                               $1,592,209   $1,464,850   $1,526,742
  Telephone and vending                        33,356       34,128       32,654
  Interest                                     13,116        8,288       10,071
  Other                                         3,178        2,996        1,644
                                           ----------   ----------   ----------
   Total Income                             1,641,859    1,510,262    1,571,111
                                           ----------   ----------   ----------

Expenses:
  Motel operations (Notes 4 and 5)          1,164,112    1,189,294    1,174,475
  General and administrative (Note 4)         127,448       74,474       57,956
  Depreciation and amortization (Note 2)      151,769      162,569      164,599
  Interest                                       -           7,765       27,290
  Property management fees (Note 4)            81,437       75,044       78,041
                                           ----------   ----------   ----------
   Total Expenses                           1,524,766    1,509,146    1,502,361
                                           ----------   ----------   ----------

    Net Income                             $  117,093   $    1,116   $   68,750
                                           ==========   ==========   ==========

Net Income Allocable to General Partner        $1,171          $11         $688
                                             ========     ========     ========

Net Income Allocable to Limited Partners     $115,922       $1,105      $68,062
                                             ========     ========     ========

Net Income Per Partnership Unit (Note 1)       $19.52         $.19       $11.46
                                             ========     ========     ========

Distributions to Limited Partners Per
  Partnership Unit (Note 1)                    $25.00      $   -        $   -
                                             ========     ========     ========












                See accompanying notes to financial statements.

                          SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY



                                                 Years Ended December 31:
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------
General Partner:
  Balance, beginning of year               $   19,205   $   19,194   $   18,506
  Net income                                    1,171           11          688
                                           ----------   ----------   ----------
   Balance, End of Year                        20,376       19,205       19,194
                                           ----------   ----------   ----------

Limited Partners:
  Balance, beginning of year                3,154,879    3,153,774    3,085,712
  Net Income                                  115,922        1,105       68,062
  Cash Distributions                         (148,525)        -            -
                                           ----------   ----------   ----------
   Balance, End of Year                     3,122,276    3,154,879    3,153,774
                                           ----------   ----------   ----------

   Total Partners' Equity                  $3,142,652   $3,174,084   $3,172,968
                                           ==========   ==========   ==========




























                See accompanying notes to financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS





                                                 Years Ended December 31:
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------

Cash Flows From Operating Activities:
  Received from motel operations           $1,596,674   $1,505,571   $1,575,015
  Expended for motel operations and
    general and administrative expenses    (1,317,510)  (1,359,033)  (1,313,408)
  Interest received                            13,115        9,401        9,154
  Interest paid                                  -          (9,044)     (29,666)
                                           ----------   ----------   ----------
   Net Cash Provided by
    Operating Activities                      292,279      146,895      241,095
                                           ----------   ----------   ----------

Cash Flows From Investing Activities:
  Proceeds from sale of equipment                 120          500        5,366
  Purchases of property and equipment         (36,441)     (24,711)     (45,880)
                                           ----------   ----------   ----------
   Net Cash Used by Investing Activities      (36,321)     (24,211)     (40,514)
                                           ----------   ----------   ----------

Cash Flows From Financing Activities:
  Distributions paid to limited partners     (148,525)        -            -
  Payments on notes payable                      -        (153,456)    (285,134)
                                           ----------   ----------   ----------
   Net Cash Used by Financing Activities     (148,525)    (153,456)    (285,134)
                                           ----------   ----------   ----------

   Net Increase (Decrease) in Cash and
     Temporary Investments                    107,433      (30,772)     (84,553)

Cash and Temporary Investments:
  Beginning of year                           254,782      285,554      370,107
                                           ----------   ----------   ----------

   End of Year                             $  362,215   $  254,782   $  285,554
                                           ==========   ==========   ==========






                See accompanying notes to financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)




                                                 Years Ended December 31:
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                 $117,093   $   1,116      $ 68,750

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization             151,769     162,569       164,599

    (Gain) loss on disposition of
     property and equipment                       743        (500)          433
    Decrease in accounts receivable           (32,070)      4,710        13,058
    (Increase) decrease in prepaid expenses     2,112         247          (866)
    Increase (decrease) in accounts payable
     and accrued liabilities                   43,648     (23,012)        3,033
    Increase (decrease) in due to
     related parties                            8,984       1,765        (7,912)
                                           ----------   ----------   ----------
     Total Adjustments                        175,186      145,779      172,345
                                           ----------   ----------   ----------

       Net Cash Provided by
        Operating Activities                 $292,279     $146,895     $241,095
                                           ==========   ==========   ==========




















                See accompanying notes to financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Motels III, Ltd. is a limited partnership organized under California law on June 2, 1980 to acquire and operate motel properties in San Bernardino and Bakersfield, California. The term of the Partnership expires December 31, 2030, and may be dissolved earlier under certain circumstances. The San Bernardino motel was opened in March, 1982, and the Bakersfield motel was opened in September, 1982. The Partnership grants credit to customers, substantially all of which are local businesses in San Bernardino or Bakersfield.

The general partner is Grotewohl Management Services, Inc., the fifty percent stockholder and officer of which is Philip B. Grotewohl.

The net income or net loss of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partners. Net income and distributions per Partnership unit are based on 5,941 units outstanding. All Partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain working capital reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($297,050 at December 31, 1997). As of December 31, 1997 the Partnership had working capital of $355,211.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership. At December 31, 1997, assets and liabilities on a tax basis were approximately $1,000,000 lower than on a book basis due to accelerated depreciation methods used for tax purposes.

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

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1997 and 1996 consists of the following:
                                         --1997--  --1996--
  Cash in bank                           $ 44,675  $ 43,305
  Money market accounts                   317,540   211,477
                                         --------  --------
   Total Cash and Temporary Investments  $362,215  $254,782
                                         ========  ========
Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($79,610, $73,242 and $76,337 for the years ended December 31, 1997, 1996 and 1995, respectively) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $31,844, $29,297 and $30,535 for the years ended December 31, 1997, 1996 and 1995, respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, and amounted to $81,437, $75,044 and $78,041 for the years ended December 31, 1997, 1996 and 1995, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive 9% of cash available for distributions for Partnership management services, along with an additional 1% of cash available for distributions on account of its interest in the profit and losses subordinated in each case, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At December 31, 1997, the Limited Partners had not received the 10% cumulative return, and accordingly, no Partnership management fees are presently payable and therefore are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or a refinancing. As of December 31, 1997, the cumulative amount of these
fees was $438,290.                   F-10

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1997, there had been no such sales or refinancings.

Administrative Expenses Shared by the Partnership and Its Affiliates There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $230,000, $225,000 and $223,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and are included in general and administrative and motel operating expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the fifty percent stockholder of Grotewohl Management Services, Inc., the General Partner.

NOTE 5 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating costs for the following years:

                                              1997         1996         1995
                                           ----------   ----------   ----------
Salaries and related costs                 $  454,635   $  447,181   $  441,334
Franchise and advertising fees                 79,610       73,242       76,337
Utilities                                     111,274      111,366      121,969
Allocated costs, mainly
  indirect salaries                           186,004      184,064      181,607
Renovations and replacements                   30,280       46,007       35,740
Other operating expenses                      302,309      327,434      317,488
                                           ----------   ----------   ----------
  Total motel operating expenses           $1,164,112   $1,189,294   $1,174,475
                                           ==========   ==========   ==========
NOTE 6 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in four commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of December 31, 1997 follows:

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6 - CONCENTRATION OF CREDIT RISK (Continued)

    Total cash in all California banks         $406,606
    Portion insured by the FDIC                (359,665)
                                               --------
       Uninsured cash balances                 $ 46,941
                                               ========

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and temporary investments approximates fair value because of the short-term maturity of those investments.

NOTE 8 - LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On October 27, 1997, a complaint was filed in the United States District Court by the Managing General Partner naming as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist. The complaint alleged that the defendants violated certain provisions of the Securities Exchange Act of 1934 and sought injunctive and declarative relief.

On October 28, 1997, a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC as plaintiffs against the General Partners of the Partnership and four other partnerships which have common general partners as nominal defendants. The complaint pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, among other things, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year ended December 31, 1998.

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

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8
Motels. Mr. Grotewohl is a 50% shareholder, the sole director and the sole officer of the General Partner.

Mr. Grotewohl, age 79, is an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.

See Item 3, "Legal Proceedings."

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

The Partnership accrued and paid such fees to the Manager in the amount of $81,437 during the year ended December 31, 1997.

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

The total of franchise fees accrued during the year ended December 31, 1997 to Super 8 Motels, Inc. was $63,688, of which $31,844 accrued to the Manager. The total advertising fees paid to Super 8 Motels, Inc. was $15,922. All the above amounts have been paid.

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

Notwithstanding the foregoing, however, distributions of Cash Available for Distribution which would otherwise be paid to the General Partner are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to a 10% per annum cumulative return on their adjusted capital contributions.

No such cash distributions were paid by the Partnership to the General Partner during the fiscal year ended December 31, 1997. A total of $438,290 has been accrued to the General Partner since commencement of the Partnership, but is not set forth as a liability in the Partnership's financial statements due to the uncertainty of payment. In order for this amount to be payable the Limited Partners must receive $5,636,161 in prior years' preference distributions and $594,100 in each future year before any payments can be made to management.

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

No such distributions were paid or accrued for the account of the General Partner during the fiscal year covered by this report.

Allocation of General Partners' Interest

Compensation to the General Partners and their affiliates in the form of franchise fees and property management fees is allocated 1/3 each to the Brown trust, the General Partner and Robert J. Dana.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Security Ownership of Certain Beneficial Owners

                                                    AMOUNT AND
    TITLE                                           NATURE OF
     OF                                             BENEFICIAL     PERCENT
    CLASS         NAME OF BENEFICIAL OWNER          OWNERSHIP      OF CLASS
    -----------------------------------------------------------------------
    Units       Everest Lodging Investors, LLC        216  Units    3.64%
    Units       Everest Madison Investors, LLC        280  Units    4.71%
    Units       KM Investments                         50  Units     .84%
                                                    ------
                                 Total                496  Units    9.19%
                                                    ======

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $230,000 in 1997 are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the 50% shareholder of the General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report
     1. Financial Statements Included in Part II of this Report

         Report of Independent Certified Public Accountants

          Balance Sheets, December 31, 1997 and 1996
          Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 Statements of Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995 Statements of Cash Flow for the Years Ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

     2. Financial Statement Schedules Included in this Report

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

    (b)  Reports on Form 8-K

A current report on form 8-K dated November 13, 1997 was filed reporting an "Other Event" under Item 5. No financial statements were included therein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      SUPER 8 MOTELS III, LTD.

By (Signature and Title)       /s/ Philp B. Grotewohl
                               ------------------------
                               Philip B. Grotewohl,
                               Chairman of Grotewohl Management Services, Inc.,
                               General Partner

Date March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)       /s/ Philp B. Grotewohl
                               ------------------------
                               Philip B. Grotewohl,
                               Chief financial officer, chief accounting
                               officer and sole director of Grotewohl
                               Management Services, Inc.,
                               General Partner

Date March 27, 1998