Form 10-Q
period 1998-03-31
SUPER 8 MOTELS III LTD
filed 1998-05-01
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


      For the Period ended March 31, 1998       Commission File 0-10134

                            SUPER 8 MOTELS III, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   CALIFORNIA                      94 - 2664921
          -------------------------------       -------------------
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification No.)


          2030 J Street
          Sacramento, California                           95814
          --------------------------------------         --------
          Address of principal executive offices         Zip Code



          Registrant's telephone number,
          including area code                           (916) 442 - 9183

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes XX   No  __

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                            PAGE

   Balance Sheet - March 31, 1998 and December 31, 1997          2

   Statement of Operations - Three Months Ended
   March 31, 1998 and 1997                                       3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1998 and 1997                    4

   Statement of Cash Flows - Three Months Ended
   March 31, 1998 and 1997                                       5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                            7

   Other Information and Signatures                              8 - 10

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                      March 31, 1998 and December 31, 1997

                                                       3/31/98        12/31/97
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                   $    374,860   $    362,215
   Accounts receivable                                   123,430        100,184
   Prepaid expenses                                          523          9,229
                                                     -----------    -----------
    Total current assets                                 498,813        471,628
                                                     -----------    -----------

Property and Equipment:
   Land                                                1,670,129      1,670,129
   Capital improvements                                   26,175         26,175
   Buildings                                           3,276,870      3,276,870
   Furniture and equipment                               789,579        782,439
                                                     -----------    -----------
                                                       5,762,753      5,755,613
   Accumulated depreciation                           (3,003,882)    (2,968,172)
                                                     -----------    -----------

    Property and equipment, net                        2,758,871      2,787,441
                                                     -----------    -----------

    Total Assets                                    $  3,257,684   $  3,259,069
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities         $    153,934   $    116,417
                                                     -----------    -----------
    Total current liabilities                            153,934        116,417
                                                     -----------    -----------

    Total liabilities                                    153,934        116,417
                                                     -----------    -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                       20,730         20,376
   Limited Partners                                    3,083,020      3,122,276
                                                     -----------    -----------
    Total partners' equity                             3,103,750      3,142,652
                                                     -----------    -----------

Total Liabilities and Partners' Equity              $  3,257,684   $  3,259,069
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                             Statement of Operations
               For the three Months Ended March 31, 1998 and 1997

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                       3/31/98        3/31/97
                                                     -----------    -----------

Income:
    Guest room                                      $    409,194   $    403,295
    Telephone and vending                                  7,241          8,408
    Interest                                               2,615          1,362
    Other                                                    820            919
                                                     -----------    -----------
     Total Income                                        419,870        413,984
                                                     -----------    -----------

Expenses:
    Motel operating expenses (Note 2)                    278,553        279,414
    General and administrative                            49,383         22,461
    Depreciation and amortization                         35,710         38,576
    Property management fees                              20,863         20,646
                                                     -----------    -----------
     Total Expenses                                      384,509        361,097
                                                     -----------    -----------

    Net Income (Loss)                               $     35,361   $     52,887
                                                     ===========    ===========

Net Income (Loss) Allocable
 to General Partners                                        $354           $529
                                                     ===========    ===========

Net Income (Loss) Allocable
 to Limited Partners                                     $35,007        $52,358
                                                     ===========    ===========

Net Income (Loss)
 per Partnership Unit                                      $5.89          $8.81
                                                     ===========    ===========

Distribution to Limited Partners
 per Partnership Unit                                     $12.50          $0.00
                                                     ===========    ===========









    The accompanying notes are an integral part of the financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
               For the three Months Ended March 31, 1998 and 1997


                                                         1998           1997
                                                     -----------    -----------
General Partners:
 Balance at beginning of year                       $     20,376   $     19,205
 Net income (loss)                                           354            529
                                                     -----------    -----------
  Balance at end of period                                20,730         19,734
                                                     -----------    -----------


Limited Partners:
 Balance at beginning of year                          3,122,276      3,154,879
 Net income (loss)                                        35,007         52,358
 Less: Cash distributions                                (74,263)         -
                                                     -----------    -----------
  Balance at end of period                             3,083,020      3,207,237
                                                     -----------    -----------

  Total balance at end of period                    $  3,103,750   $  3,226,971
                                                     ===========    ===========





























    The accompanying notes are an integral part of the financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
               For the three Months Ended March 31, 1998 and 1997

                                                         1998           1997
                                                     -----------    -----------
Cash Flows From Operating Activities:
  Received from motel revenues                      $    394,009   $    410,194
  Expended for motel operations
   and general and administrative expenses              (302,576)      (282,831)
  Interest received                                        2,615          1,362
                                                     -----------    -----------
    Net cash provided (used) by operating activities      94,048        128,725
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                     (7,140)         -
  Proceeds from sale of equipment                          -                120
                                                     -----------    -----------
    Net cash provided (used) by investing activities     (7,140)            120
                                                     -----------    -----------

Cash Flows From Financing Activities:
  Distributions paid to Limited Partners                 (74,263)         -
                                                     -----------    -----------
    Net cash provided (used) by financing activities     (74,263)         -
                                                     -----------    -----------

    Net increase  in cash and temporary investments       12,645        128,845

Cash and temporary investments:
  Beginning of year                                      362,215        254,782
                                                     -----------    -----------
  End of period                                     $    374,860   $    383,627
                                                     ===========    ===========

    Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                $     35,361   $     52,887
                                                     -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        35,710         38,576
     Gain on disposition of property                       -               (120)
     (Increase) decrease in accounts receivable          (23,246)        (2,428)
     (Increase) decrease in prepaid expenses               8,706          9,239
     Increase (decrease) in accounts payable
      and accrued liabilities                             37,517         30,571
                                                     -----------    -----------
        Total adjustments                                 58,687         75,838
                                                     -----------    -----------

        Net cash provided by operating activities   $     94,048   $    128,725
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                 March 31, 1998
Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1997 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.


          Property Management Fees                   $20,863

          Franchise Fees                              $8,184

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:


                                                    Three Months   Three Months
                                                        Ended          Ended
                                                       3/31/98        3/31/97
                                                     -----------    -----------

Salaries and related costs                          $    115,284   $    109,729
Franchise and advertising                                 20,460         20,171
Utilities                                                 21,235         22,665
Allocated costs,
 mainly indirect salaries                                 49,761         44,110
Replacements and renovations                               5,950         12,040
Other operating expenses                                  65,863         70,699
                                                     -----------    -----------

Total motel operating expenses                      $    278,553   $    279,414
                                                     ===========    ===========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $498,813 exceed its current liabilities of $153,934 by $344,879. This excess of current assets over current liabilities constitutes an operating reserve that is greater than the $297,050 operating reserve requirement in the Partnership Agreement.

The Partnership has no major commitments for capital expenditures. During the three months ended March 31, 1998, the Partnership expended $13,091 in such expenditures which is equal to 3.2% of guest room revenue. Included in that amount was $7,140 for replacement guest room carpets.

RESULTS OF OPERATIONS

The following is a comparison of the first three months of the fiscal year ending December 31, 1998 with the corresponding period of the preceding fiscal year.

Total revenues increased $5,886 (or 1.4%) for the three month period as compared to the previous fiscal year. The increase in total revenue was due to a $5,899 (or 1.5%) increase in room revenue. Motel occupancy decreased from 74.3% in 1997 to 72.4% in 1998, which was offset by an increase in the average room rate from $35.25 in 1997 to $36.73 in 1998. The decrease was due to a reduction in the corporate business market segment at the San Bernardino motel.

The Partnership's expenses increased by $23,412 or 6.5%. This expense increase was due to increased minimum wage requirements and to legal, appraisal and other costs associated with the potential liquidation of the partnership.

FUTURE TRENDS

The General Partners expect that overall occupancy for the fiscal year ending December 31, 1998 will be no greater or the same as that achieved in 1997. The General Partners expect income for the current fiscal year to be no greater than the previous fiscal year. Expenses are subject to both cost inflation and to the deferred maintenance associated with the effects of high occupancy in previous years. The net effect should be net income equal to or slightly less than the previous fiscal year result.

As discussed in more detail in the following section labeled "Legal Proceedings," the General Partners have agreed to offer the motels for sale and to present any offer that equal or exceeds 75% of the appraised value for the approval of the Limited Partners.

In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Economy Lodging IV, Ltd. and Famous Host Lodging V, L.P.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist ( the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from
(a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

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

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year covered by this report.

Item 2.  Changes in Securities

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matter to the Vote of Security Holders

           None

Item 5.  Other Information

           See Notes to Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  SUPER 8 MOTELS, III Ltd.

    4-30-98                                      By /S/ Philip B. Grotewohl
    -------                                         -------------------------
     Date                                           Philip B. Grotewohl,
                                                    Chairman of Grotewohl
                                                    Management Services, Inc.,
                                                    Managing General Partner

    4-30-98                                      By /S/ Philip B. Grotewohl
    -------                                         -------------------------
     Date                                           Philip B. Grotewohl,
                                                    Chief executive officer,
                                                    chief financial officer,
                                                    chief accounting officer
                                                    and sole director of
                                                    Grotewohl Management
                                                    Services, Inc., Managing
                                                    General Partner