Form 10-Q
period 1998-06-30
SUPER 8 MOTELS III LTD
filed 1998-08-14
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


      For the Period ended June 30, 1998       Commission File 0-10134

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


     Yes XX   No  __

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                            PAGE

   Balance Sheet - June 30, 1998 and December 31, 1997           2

   Statement of Operations - Six Months Ended
   June 30, 1998 and 1997                                        3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1998 and 1997                       4

   Statement of Cash Flows - Six Months Ended
   June 30, 1998 and 1997                                        5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                            7

   Other Information and Signatures                              8 - 10

                           Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1998 and December 31, 1997

                                                         6/30/98      12/31/97
                                                       ----------    ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   413,765   $   362,215
   Accounts receivable                                     68,587       100,184
   Prepaid expenses                                        10,979         9,229
                                                       ----------    ----------
    Total current assets                                  493,331       471,628
                                                       ----------    ----------

Property and Equipment:
   Land                                                 1,670,129     1,670,129
   Capital improvements                                    26,175        26,175
   Buildings                                            3,276,870     3,276,870
   Furniture and equipment                                789,580       782,439
                                                       ----------    ----------
                                                        5,762,754     5,755,613
   Accumulated depreciation                            (3,039,589)   (2,968,172)
                                                       ----------    ----------

    Property and equipment, net                         2,723,165     2,787,441
                                                       ----------    ----------

    Total Assets                                      $ 3,216,496   $ 3,259,069
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $    80,747   $   116,417
                                                       ----------    ----------
    Total current liabilities                              80,747       116,417
                                                       ----------    ----------

    Total liabilities                                      80,747       116,417
                                                       ----------    ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        21,792        20,376
   Limited Partners                                     3,113,957     3,122,276
                                                       ----------    ----------
    Total partners' equity                              3,135,749     3,142,652
                                                       ----------    ----------

Total Liabilities and Partners' Equity                $ 3,216,496   $ 3,259,069
                                                       ==========    ==========



    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1998 and 1997

                                 Three Months Six Months Three Months Six Months
                                    Ended       Ended       Ended       Ended
                                   6/30/98     6/30/98     6/30/97     6/30/97
                                  ---------   ---------   ---------   ---------

Income:
 Guest room                      $  405,095  $  814,289  $  426,318  $  829,613
 Telephone and vending                6,085      13,326       7,936      16,344
 Interest                             2,726       5,684       2,427       3,789
 Other                                1,646       2,466       4,043       4,962
                                  ---------   ---------   ---------   ---------
  Total Income                      415,552     835,765     440,724     854,708
                                  ---------   ---------   ---------   ---------

Expenses:
 Motel operating expenses
 (Note 2)                           281,886     560,457     288,952     568,366
 General and administrative         (28,582)     20,801      10,166      32,627
 Depreciation and amortization       35,704      71,414      38,666      77,242
 Property management fees            20,608      41,471      21,746      42,392
                                  ---------   ---------   ---------   ---------
  Total Expenses                    309,616     694,143     359,530     720,627
                                  ---------   ---------   ---------   ---------

 Net Income (Loss)               $  105,936  $  141,622  $   81,194  $  134,081
                                  =========   =========   =========   =========

Net Income (Loss) Allocable
 to General Partners                 $1,059      $1,416        $812      $1,341
                                  =========   =========   =========   =========

Net Income (Loss) Allocable
 to Limited Partners               $104,877    $140,206     $80,382    $132,740
                                  =========   =========   =========   =========

Net Income (Loss)
 per Partnership Unit                $17.65      $23.60      $13.53      $22.34
                                  =========   =========   =========   =========

Distribution to Limited Partners
 per Partnership Unit                $12.50      $25.00       $0.00       $0.00
                                  =========   =========   =========   =========








    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Six Months Ending June 30, 1998 and 1997


                                                          1998          1997
                                                       ----------    ----------
General Partners:
 Balance at beginning of year                         $    20,376   $    19,205
 Net income (loss)                                          1,416         1,341
                                                       ----------    ----------
  Balance at end of period                                 21,792        20,546
                                                       ----------    ----------


Limited Partners:
 Balance at beginning of year                           3,122,276     3,154,879
 Net income (loss)                                        140,206       132,740
 Less: Cash distributions                                (148,525          -
                                                       ----------    ----------
  Balance at end of period                              3,113,957     3,287,619
                                                       ----------    ----------

  Total balance at end of period                      $ 3,135,749   $ 3,308,165
                                                       ==========    ==========






























    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1998 and 1997

                                                          1998         1997
                                                       ----------    ----------
Cash Flows From Operating Activities:
  Received from motel revenues                        $   861,678   $   847,975
  Expended for motel operations
   and general and administrative expenses               (660,146)     (620,423)
  Interest received                                         5,684         3,789
                                                       ----------    ----------
    Net cash provided (used) by operating activities      207,216       231,341
                                                       ----------    ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                      (7,141)      (24,553)
  Proceeds from sale of equipment                            -              120
                                                       ----------    ----------
    Net cash provided (used) by investing activities       (7,141)      (24,433)
                                                       ----------    ----------

Cash Flows From Financing Activities:
  Distributions paid to Limited Partners                 (148,525)         -
                                                       ----------    ----------
    Net cash provided (used) by financing activities     (148,525)         -
                                                       ----------    ----------

    Net increase (decrease) in cash
      and temporary investments                            51,550       206,908

Cash and temporary investments:
  Beginning of year                                       362,215       254,782
                                                       ----------    ----------
  End of period                                       $   413,765   $   461,690
                                                       ==========    ==========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                  $   141,622   $   134,081
                                                       ----------    ----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization                         71,414        77,242
     Gain on disposition of property                         -             (120)
     (Increase) decrease in accounts receivable            31,597        (2,944)
     (Increase) decrease in prepaid expenses               (1,750)       (1,263)
     Increase (decrease) in accounts payable
      and accrued liabilities                             (35,667)       24,345
                                                       ----------    ----------
        Total adjustments                                  65,594        97,260
                                                       ----------    ----------

        Net cash provided by operating activities     $   207,216   $   231,341
                                                       ==========    ==========
    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             June 30, 1998 and 1997

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

          Property Management Fees                    $41,471

          Franchise Fees                              $16,286

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:

                                 Three Months Six Months Three Months Six Months
                                    Ended       Ended       Ended       Ended
                                   6/30/98     6/30/98     6/30/97     6/30/97
                                  ---------   ---------   ---------   ---------

Salaries and related costs       $  117,185  $  232,469  $  115,862  $  225,591
Franchise and advertising            20,255      40,715      21,310      41,481
Utilities                            22,764      43,999      27,194      49,859
Allocated costs,
 mainly indirect salaries            47,755      97,516      44,313      88,423
Replacements and renovations          5,433      11,383       3,436      16,101
Other operating expenses             68,494     134,375      76,837     146,911
                                  ---------   ---------   ---------   ---------

Total motel operating
  expenses                       $  281,886  $  560,457  $  288,952  $  568,366
                                  =========   =========   =========   =========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's current assets of $493,331 exceed its current liabilities of $80,747 by $412,584. This excess of current assets over current liabilities constitutes an operating reserve that is greater than the $297,050 operating reserve requirement in the Partnership Agreement.

The Partnership has no major commitments for capital expenditures. During the six months ended June 30, 1998, the Partnership expended $18,523 in such expenditures which is equal to 2.3% of guest room revenue. Included in that amount was $7,527 for replacement guest room carpets and $4,341 for replacement lamps.

RESULTS OF OPERATIONS

The following is a comparison of the first six months of the fiscal year ending December 31, 1998 with the corresponding period of the preceding fiscal year.

Total revenues decreased $18,943 (or 2.2%) for the six month period as compared to the previous fiscal year. The decrease in total revenue was due to a $15,324 (or 1.8%) decrease in room revenue. Motel occupancy decreased slightly from 73.9% in 1997 to 73.0% in 1998 and the average room rate decreased from $36.29 in 1997 to $36.03 in 1998. The decrease was due to a reduction in the corporate business market segment at the San Bernardino motel.

The Partnership's expenses decreased by $26,484 or 3.7%. The reduction is associated with reduced accrued expenses associated with the anticipated partnership liquidation.

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





                                              SUPER 8 MOTELS, III Ltd.

8-13-98                              By /S/ Philip B. Grotewohl
-------                                     ---------------------
  Date                                        Philip B. Grotewohl,
                                              Chairman of Grotewohl Management
                                              Services, Inc.,
                                              Managing General Partner

8-13-98                              By /S/ Philip B. Grotewohl
-------                                     ---------------------
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