Form 10-Q
period 1998-09-30
SUPER 8 MOTELS III LTD
filed 1998-11-17
CIK 317859

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



         For the Period ended September 30, 1998 Commission File 0-10134


                             SUPER 8 MOTELS III, LTD

             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                       94-2664921
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


2030 J Street
Sacramento, California                                       95814
--------------------------------------                    ----------
Address of principle executive offices                     Zip Code


Registrant's telephone number,
Including area code                                    (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  XX     No __

                             SUPER 8 MOTELS III, LTD

                       (A California Limited Partnership)

                                      INDEX


Financial Statements:                                                 PAGE

Balance Sheet - September 30, 1998 and December 31, 1997                2

Statement of Operations - Nine Months Ended
September 30, 1998 and 1997                                             3

Statement of Changes in Partners' Equity -
Nine Months Ended September 30, 1998 and 1997                           4

Statement of Cash Flows - Nine Months Ended
September 30, 1998 and 1997                                             5

Notes to Financial Statements                                           6

Management Discussion and Analysis                                    7 - 8

Other Information and Signatures                                      9 - 10

                            SUPER 8 MOTELS III, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    September 30, 1998 and December 31, 1997

                                                       9/30/98        12/31/97
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                   $    383,080   $    362,215
   Accounts receivable                                    84,188        100,184
   Prepaid expenses                                       17,214          9,229
                                                     -----------    -----------
    Total current assets                                 484,482        471,628
                                                     -----------    -----------

Property and Equipment:
   Land                                                1,670,129      1,670,129
   Capital improvements                                   26,175         26,175
   Buildings                                           3,276,870      3,276,870
   Furniture and equipment                               804,870        782,439
                                                     -----------    -----------
                                                       5,778,044      5,755,613
   Accumulated depreciation                           (3,075,301)    (2,968,172)
                                                     -----------    -----------

    Property and equipment, net                        2,702,743      2,787,441
                                                     -----------    -----------

    Total Assets                                    $  3,187,225   $  3,259,069
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities         $    103,611        116,417
                                                     -----------    -----------
    Total current liabilities                            103,611        116,417
                                                     -----------    -----------

    Total liabilities                                    103,611        116,417
                                                     -----------    -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                       22,014         20,376
   Limited Partners (12,900 units authorized,
     5,941 units issued and outstanding)               3,061,600      3,122,276
                                                     -----------    -----------
    Total partners' equity                             3,083,614      3,142,652
                                                     -----------    -----------

Total Liabilities and Partners' Equity              $  3,187,225   $  3,259,069
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Nine Months Ending September 30, 1998 and 1997

                              Three Months  Nine Months Three Months Nine Months
                                  Ended        Ended        Ended        Ended
                                 9/30/98      9/30/98      9/30/97      9/30/97
                               ----------   ----------   ----------   ----------

Income:
 Guest room                   $   416,090  $ 1,230,379  $   407,133  $ 1,236,746
 Telephone and vending              8,055       21,381        9,360       25,704
 Interest                           2,528        8,211        2,964        6,753
 Other                              6,946        9,411          821        5,783
                               ----------   ----------   ----------   ----------
  Total Income                    433,619    1,269,382      420,278    1,274,986
                               ----------   ----------   ----------   ----------

Expenses:
 Motel operating expenses
  (Note 2)                        335,329      895,786      307,710      877,176
 General and administrative        19,177       39,977       11,646       44,273
 Depreciation and amortization     35,715      107,129       37,245      114,487
 Property management fees          21,270       62,740       20,866       63,257
                               ----------   ----------   ----------   ----------
  Total Expenses                  411,491    1,105,632      377,467    1,099,193
                               ----------   ----------   ----------   ----------

 Net Income (Loss)            $    22,128  $   163,750  $    42,811  $   175,793
                               ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners                 $221       $1,638         $428       $1,758
                               ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners              $21,907     $162,112      $42,383     $174,035
                               ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit               $3.69       $27.29        $7.13       $29.29
                               ==========   ==========   ==========   ==========

Distribution to Limited Partners
 per Partnership Unit              $12.50       $37.50       $12.50       $12.50
                               ==========   ==========   ==========   ==========








    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
             For the Nine Months Ending September 30, 1998 and 1997


                                                          1998          1997
                                                       ----------    ----------
General Partners:
 Balance at beginning of year                         $    20,376   $    19,205
 Net income (loss)                                          1,638         1,758
                                                       ----------    ----------
  Balance at end of period                                 22,014        20,963
                                                       ----------    ----------


Limited Partners:
 Balance at beginning of year                           3,122,276     3,154,879
 Net income (loss)                                        162,112       174,035
 Less: Cash distributions                                (222,788)      (74,263)
                                                       ----------    ----------
  Balance at end of period                              3,061,600     3,254,651
                                                       ----------    ----------

  Total balance at end of period                      $ 3,083,614   $ 3,275,614
                                                       ==========    ==========






























    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Nine Months Ending September 30, 1998 and 1997

                                                          1998          1997
                                                       ----------    ----------
Cash Flows From Operating Activities:
  Received from motel revenues                        $ 1,277,167   $ 1,241,612
  Expended for motel operations
   and general and administrative expenses             (1,019,294)     (965,972)
  Interest received                                         8,211         6,753
                                                       ----------    ----------
    Net cash provided (used) by operating activities      266,084       282,393
                                                       ----------    ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                     (22,431)      (28,563)
  Proceeds from sale of equipment                             -             120
                                                       ----------    ----------
    Net cash provided (used) by investing activities      (22,431)      (28,443)
                                                       ----------    ----------

Cash Flows From Financing Activities:
  Distributions paid to Limited Partners                 (222,788)      (74,263)
                                                       ----------    ----------
    Net cash provided (used) by financing activities     (222,788)      (74,263)
                                                       ----------    ----------

    Net increase (decrease) in cash
      and temporary investments                            20,865       179,687

Cash and temporary investments:
  Beginning of year                                       362,215       254,782
                                                       ----------    ----------
  End of period                                       $   383,080   $   434,469
                                                       ==========    ==========

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

   Net income (loss)                                  $   163,750   $   175,793
                                                       ----------    ----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization                        107,129       114,487
     Gain on disposition of property                          -            (120)
     (Increase) decrease in accounts receivable            15,996       (26,621)
     (Increase) decrease in prepaid expenses               (7,985)       (6,595)
     Increase (decrease) in accounts payable
      and accrued liabilities                             (12,806)       25,449
                                                       ----------    ----------
        Total adjustments                                 102,334       106,600
                                                       ----------    ----------

        Net cash provided by operating activities     $   266,084   $   282,393
                                                       ==========    ==========
    The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels III, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           September 30, 1998 and 1997

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstatnces indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

In accordance with the partnership agreement, the following information is presented related to fees paid or accrued to the General Partner or affiliates for the period.

          Property Management Fees                  $62,740
          Franchise Fees                            $24,608

Note 2:
The following table summarizes the major components of motel operating expenses for the periods reported:
                             Three Months  Nine Months Three Months  Nine Months
                                 Ended        Ended        Ended        Ended
                                9/30/98      9/30/98      9/30/97      9/30/97
                              ----------   ----------   ----------   ----------
Salaries and related costs   $   116,000  $   348,468  $   116,033  $   342,723
Franchise and advertising         20,804       61,519       20,357       61,837
Utilities                         40,802       84,801       38,135       87,993
Allocated costs,
 mainly indirect salaries         49,964      147,481       43,878      132,302
Maintenance, repairs &
 replacements                     46,852       83,816       30,422       79,614
Property taxes                    14,549       43,341       14,663       43,609
Property insurance                 7,777       23,873        7,181       25,249
Other operating expenses          38,581      102,487       37,041      103,849
                              ----------   ----------   ----------   ----------
Total motel operating
 expenses                    $   335,329  $   895,786  $   307,710  $   877,176
                              ==========   ==========   ==========   ==========

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are based on usage, are telephone, data processing, rent of administrative office and administrative salaries. Management believes that the methods used to allocate shared administrative expenses are accurate.

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               SEPTEMBER 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's current assets of $484,482 exceed its current liabilities of $103,611 by $380,871. This excess of current assets over current liabilities constitutes an operating reserve that is greater than the $297,050 operating reserve requirement in the Partnership Agreement.

         The Partnership has no major commitments for capital expenditures. During the nine months ended September 30, 1998, the Partnership expended $66,103 in such expenditures which is equal to 5.4% of guest room revenue. Included in that amount was $17,320 for replacement guest room carpets, $18,917 in roof repairs, $5,264 for pool repairs and $4,341 for replacement lamps.

RESULTS OF OPERATIONS

         The following is a comparison of the first nine months of the fiscal year ending December 31, 1998 with the corresponding period of the preceding fiscal year.

         Total revenues decreased $5,604 (or 0.4%) for the nine month period as compared to the previous fiscal year. The decrease in total revenue was due to a $6,367 (or 0.5%) decrease in room revenue. Motel occupancy decreased slightly from 72.1% in 1997 to 71.8% in 1998 and the average room rate decreased from $36.73 in 1997 to $36.68 in 1998. The decrease was due to a reduction in the corporate business market segment at the San Bernardino motel.

         The Partnership's expenses increased by $6,439 or 0.6%. Minimum wage requirements were the cause of the salaries and wages cost increases. Repairs and maintenance expenses increased due to the requirements for meeting the Super 8 inspection program requirements. Allocated expenses increased due to additional legal expenses related to the proposed sale of the motels.

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

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                         SEPTEMBER 30, 1998 (Continued)

         In 1996 the computers used by the Partnership at the Managing General Partner's offices in Sacramento were updated. In the process of updating its hardware and software, the Managing General Partner eliminated any potential Year 2000 problem with respect to such computers. Similarly, the Managing General Partner does not anticipate any material Year 2000 problem with the computers in use at the motels. The Managing General Partner has not investigated and does not know whether any Year 2000 problems may arise from its third party vendors. Because the motels are "budget" motels, the Partnership's most significant vendors are its utility providers and banks. To the extent banking services, utility services and other goods and services are unavailable as a result of Year 2000 problems with the computer systems of such vendors or otherwise, the ability of the Partnership to conduct business at its motels would be compromised. No contingency plans have been developed in this regard.

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





                                            SUPER 8 MOTELS, III Ltd.

11-14-98                                By /S/ Philip B. Grotewohl
--------                                   --------------------------------
  Date                                     Philip B. Grotewohl,
                                           Chairman of Grotewohl Management
                                           Services, Inc.,
                                           Managing General Partner

11-14-98                                By /S/ Philip B. Grotewohl
--------                                   --------------------------------
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