Form 10-K
period 1998-12-31
SUPER 8 MOTELS III LTD
filed 1999-04-13
CIK 317859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
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

The net proceeds of the offerings were expended for the acquisition in fee and development of properties located in San Bernardino, California and Bakersfield, California. Motel operations commenced on March 6, 1982 at the San Bernardino property, and on September 20, 1982 at the Bakersfield property. Both properties were sold on February 22, 1999.

Upon the sale of properties, the Partnership was dissolved. The Partnership is now winding up its activities by identifying and paying its remaining obligations and liabilities. Upon completion of its winding-up activities the Partnership will distribute its then remaining cash to the General and Limited Partners and will then cancel its certificate of limited partnership as filed with the California Secretary of State and be terminated.

Narrative Description of Business

(a)  Franchise Agreements

The Partnership operated each of its motel properties as a franchisee of Super 8 Motels, Inc. through sub-franchises obtained from Super 8 Management Corporation. In March 1988, Brown & Grotewohl, a California general partnership which is an affiliate of the General Partner (the "Manager"), became sub-franchisor in the stead of Super 8 Management Corporation. As of September 30, 1998, Super 8 Motels, Inc. had franchised a total of 1,722 motels having an aggregate of 103,888 guestrooms in operation. Super 8 Motels, Inc. is a wholly-owned subsidiary of Hospitality Franchise Systems, Inc.

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

By the terms of each franchise agreement with Super 8 Motels, Inc., the Partnership paid monthly franchise fees equal to 4% of its gross room revenues (half of which was paid to the sub-franchisor) and contributed an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national reservation and promotions program.

(b)  Operation of the Motels

The Manager managed and operated the Partnership's motels. The Manager's responsibilities included, but were not limited to, the supervision and direction of the Partnership's employees who operated each motel, the establishment of room rates and the direction of the promotional activities of the Partnership's employees. In addition, the Manager directed the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial activities were and are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the Manager. Together, these staffs perform all bookkeeping duties in connection with each motel, including all collections and all disbursements to be paid out of funds generated by motel operations or otherwise supplied by the Partnership.

As of December 31, 1998, the Partnership employed a total of 33 persons, either full or part-time at its two motel properties, including ten desk clerks, 18 housekeeping and laundry personnel, three maintenance personnel and two motel managers. In addition, and as of the same date, the Partnership employed 10 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, motel supervisory personnel, secretarial personnel, and purchasing personnel, including David Grotewohl, son of Philip Grotewohl, whom the Partnership employs as Director of Operations and as an attorney, and, until April 30, 1998, Mark Grotewohl, whom the Partnership employed as marketing and sales director.

Item 2.  Properties

As of March 24, 1999, the Partnership no longer owns any real property.


Item 3.  LEGAL PROCEEDINGS

Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During November 1998 the Partnership submitted to the limited partners of the Partnership (the "Limited Partners") a consent solicitation statement soliciting the consent of the Limited Partners to (i) the sale of the Partnership's motels and related assets at an aggregate purchase price of $2,900,000, and (ii) the dissolution and termination of the Partnership. The Limited Partners consented to such sale by majority vote. No meeting was held in connection with the solicitation of consents. The result of the solicitation was as follows: In favor, 4,415; opposed, 570; and not voting, 956. As discussed above, the Partnership's motels and related personal property have been sold and the Partnership has been dissolved. See Item 1 above.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders

As of December 31, 1998 a total of 951 individuals (the "Limited Partners") held Units in the Partnership.

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

In addition, the Partnership will promptly distribute net proceeds of the sale and refinancing of its motel properties to the General Partner and the Limited Partners. Of the sale or refinancing proceeds available for distribution in any year, the General Partner will receive 15% thereof, and the balance will be distributed to the Limited Partners. Notwithstanding the preceding, the General Partner will not receive distributions of sale or refinancing proceeds until each Limited Partner has received from all sources distributions equal to 100% of his capital contributions plus 10% per annum cumulative on his adjusted capital contribution.

The following distributions of Cash Available for Distribution were made to the Limited Partners during the years 1997 and 1998:

                                Total         Amount
              Date          Distribution     Per Unit
            -----------------------------------------
             8/15/97           $74,263        $12.50
            11/15/97           $74,263        $12.50
             2/15/98           $74,263        $12.50
             5/15/98           $74,263        $12.50
             8/15/98           $74,263        $12.50
            11/15/98           $74,263        $12.50

No distributions of Cash Available for Distribution were made to the General Partner.


Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data of the Partnership for its last five fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                            SUPER 8 MOTELS III, LTD.

Item 6. Selected Financial Data

                                  Years Ended December 31:
              -----------------------------------------------------------------
                 1998       1997       1996       1995       1994      1993
              ---------- ---------- ---------- ---------- ---------- ----------


Guest Room
 Income       $1,638,563 $1,592,209 $1,464,850 $1,526,742 $1,625,581 $1,734,535

Net Income      $198,331   $117,093     $1,116    $68,750    $33,851    $49,083

Per Partnership
 Unit: Cash dis-
  tributions (1)  $50.00     $25.00   $   -       $  -       $  -       $  -

 Net income       $33.05     $19.52       $.19     $11.46      $5.64      $8.18


                                         December 31:
              -----------------------------------------------------------------
                 1998       1997       1996       1995       1994      1993
              ---------- ---------- ---------- ---------- ---------- ----------

Total Assets  $3,100,397 $3,259,069 $3,237,869 $3,411,456 $3,632,719 $3,793,456
Long-Term Debt  $   -      $   -      $   -       $75,493   $390,484   $595,214


(1) On an annual basis, to the extent cash distributions exceed net income, Limited Partners receive a return of capital rather than a return on capital. However, an annual analysis will be misleading if the Limited Partners do not receive their investment back upon liquidation of the Partnership. For investors who purchased their Units directly from the Partnership, the original investment was $1,000 per Unit, cumulative allocations of income through December 31, 1998 were approximately $376 per Unit, and cumulative distributions through December 31, 1998 were approximately $714 per Unit. Investors who did not purchase their Units directly from the Partnership must consult with their own advisors in this regard.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resource

The General Partner believes that the Partnership's liquidity, defined as its ability to generate cash to satisfy its cash needs, is adequate. As of December 31, 1998 the Partnership had current assets of $427,481 and current liabilities of $56,464, providing an operating reserve of $371,017.

As of February 22, 1999, the Partnership's motels were sold. The Partnership is currently in a winding-up phase, identifying its outstanding liabilities, and after the payment thereof will distribute the balance of its cash to the Limited Partners and General Partner in accordance with the terms of the Partnership Agreement. Thereafter, the Partnership will be terminated.

During the fiscal year covered by this report, the Partnership expended $80,626 for renovations and replacements of which $30,316 was capitalized. This amount included $21,676 for guestroom carpets, $18,917 for roof repairs, $3,330 for tub refurbishing, $6,349 for replacement bedspreads, $5,253 for replacement air conditioners and $5,264 for swimming pool refurbishment.

During the fiscal year ended December 31, 1997, the Partnership expended $66,721 for renovations and replacements of which $36,441 was capitalized. This amount included $18,629 for guestroom carpets, $8,021 for two ice machines, $4,255 for tub refurbishing, $5,099 for replacement bedspreads, $6,323 for replacement air conditioners and $4,524 for replacement televisions.

Results of Operations

Combined Financial Results

The following tables summarize the operating results of the Partnership for the fiscal years ended December 31, 1998, 1997 and 1996 on a combined basis. The results of the individual properties follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures and debt service include the operating expense of the motels, together with the costs of capital improvements and those Partnership expenses properly allocable to such motels.

                                         Average         Average
                                        Occupancy         Room
           Fiscal Year Ended:              Rate           Rate
           ------------------------------------------------------
           December 31, 1996              69.5%          $33.66

           December 31, 1997              70.0%          $36.43

           December 31, 1998              71.5%          $36.70

                                                 Total
                                              Expenditures       Partnership
                               Total              and             Cash Flow
   Fiscal Year Ended:         Revenues        Debt Service           (1)
   ---------------------------------------------------------------------------
   December 31, 1996          $1,510,262        $1,515,375         $(5,113)

   December 31, 1997          $1,641,860        $1,408,696        $233,164

   December 31, 1998          $1,685,932        $1,373,076        $312,856

       (1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, the General Partner believes it is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners, because it tracks the definition of the term "Cash Flow" as it is used in the Partnership Agreement. These calculations are reconciled to the financial statements in the following table. Limited Partners should not interpret Partnership Cash Flow as an alternative to net income or as a measure of performance.

                                               1998        1997        1996
                                            ----------  ----------  ----------
Total Expenditures and Debt Service         $1,373,076  $1,408,696  $1,515,375
Principal Payments on Financial Obligations       -           -       (153,456)
Additions to Fixed Assets                      (30,316)    (36,441)    (24,711)
Depreciation and Amortization                  144,841     151,769     162,569
Other Items                                       -            742       9,369
                                            ----------  ----------  ----------
Net Income                                  $1,487,601  $1,524,766  $1,509,146
                                            ==========  ==========  ==========

A reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:

                                               1998        1997        1996
                                            ----------  ----------  ----------
Partnership Cash Flow                         $312,856    $233,164     $(5,113)
Principal Payments on Financial Obligations       -           -        153,456
Additions to Fixed Assets                       30,316      36,441      24,711
Depreciation and Amortization                 (144,841)   (151,769)   (162,569)
Other Items                                       -           (743)     (9,369)
                                            ----------  ----------  ----------
Net Income                                    $198,331    $117,093      $1,116
                                            ==========  ==========  ==========

Following is a reconciliation of the Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Property Operations for the Partnership's two motels which are segregated in the tables below under the captions "San Bernardino Motel" and "Bakersfield Motel".

                                                1998        1997        1996
                                             ----------  ----------  ----------
San Bernardino Motel                           $133,004     $82,590     $20,090
Bakersfield Motel                               163,154     134,412     (34,512)
                                             ----------  ----------  ----------
Aggregate Cash Flow from Property Operations   $296,158    $217,002    ($14,422)
Interest on Cash Reserves                        10,335      13,116       8,288
Other Partnership Income (net of Other
  Expenses) not allocated to the properties       6,363       3,046       1,019
                                             ----------  ----------  ----------
Partnership Cash Flow                          $312,856    $233,164     $(5,113)
                                             ==========  ==========  ==========

The Partnership achieved a $44,072 or 2.7% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The increase in revenue is due to the net effect of slightly increased occupancy rates at both motels and significantly higher room rates at the San Bernardino motel. The San Bernardino market has improved in 1998 as compared to the previous fiscal year.

The Partnership achieved a $131,598 or 8.7% increase in total revenues during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The increase in revenue is due to the net effect of slightly increased room rates at both motels and significantly reduced occupancy rates at the Bakersfield motel. The San Bernardino market improved in 1997 as compared to the previous fiscal year.

The Partnership achieved a $35,620 or 2.5% decrease in the total expenditures and debt service during the fiscal year covered by this report as compared to the previous fiscal year. The decrease was due to the waiver of an incorrectly applied late tax filing penalty.

The Partnership achieved a $106,679 or 7.0% decrease in the total expenditures and debt service during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. This decrease is due primarily to the liquidation of the Bakersfield motel's loan during 1996.


San Bernardino Motel
                                          Average         Average
                                         Occupancy          Room
      Fiscal Year Ended:                    Rate            Rate
      -----------------------------------------------------------
      December 31, 1996                   49.9%           $40.23

      December 31, 1997                   53.8%           $43.57

      December 31, 1998                   54.8%           $45.17

                                                   Total           Cash Flow
                                               Expenditures           from
                                 Total              and             Property
   Fiscal Year Ended:          Revenues        Debt Service        Operations
   --------------------------------------------------------------------------
   December 31, 1996           $615,471          $595,381           $20,090

   December 31, 1997           $717,895          $635,305           $82,590

   December 31, 1998           $753,239          $620,235          $133,004

The Partnership's San Bernardino motel achieved a $35,344 or 4.9% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guest room revenue increased $39,237 or 5.7%. This increase was achieved in the leisure market segment and was partially offset by a decrease in patronage from the corporate market segment.

The Partnership's San Bernardino motel achieved a $102,424 or 16.6% increase in total revenues during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The increased revenue was primarily in guestroom revenue and was realized by increased business in the corporate market segment.

The San Bernardino motel achieved a $15,070 or 2.4% decrease in total expenditures during the fiscal year covered by this report as compared to the previous fiscal year. The tax waiver mentioned above resulted in a $55,083 comparative reduction of expenditures. This reduction was partially offset by $17,563 in increased personnel costs and $5,918 in increased renovations and replacements. Legal fees associated with the sale of the property raised comparative legal fees by $22,397.

The San Bernardino motel experienced a $39,924 or 6.7% increase in total expenditures during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. These expenditure increases included $14,184 in increased resident manager costs reflecting a management change, $9,987 in increased franchise and management fees costs associated with the increased guestroom revenue and $6,808 in increased renovation expenses.


Bakersfield Motel
                                          Average          Average
                                         Occupancy          Room
          Fiscal Year Ended:                Rate             Rate
          ---------------------------------------------------------
          December 31, 1996                 87.2%           $30.28

          December 31, 1997                 84.6%           $32.35

          December 31, 1998                 86.6%           $31.88

                                                 Total            Cash Flow
                                             Expenditures           from
                               Total              and             Property
  Fiscal Year Ended:         Revenues        Debt Service        Operations
  --------------------------------------------------------------------------
  December 31, 1996         $885,403          $919,915           $(34,512)

  December 31, 1997         $910,849          $776,437           $134,412

  December 31, 1998         $915,994          $752,840           $163,154

The Bakersfield motel achieved a $5,145 or 0.6% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. Guestroom revenue increased $7,116 or 0.8% due to increased average occupancy rates from 84.6% in 1997 to 86.6% in 1998. This increased revenue was partially offset by a decrease in average daily room rate from $32.35 in 1997 to $31.88 in 1998. Amtrak provided a higher share of the rooms sold. This relatively low rate business reduced the average room rate.

The Bakersfield motel achieved a $25,446 or 2.9% increase in total revenues during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. Guestroom revenue increased $30,045 due to increased average daily rates from $30.28 in 1996 to $32.35 in 1997. This increased revenue was partially offset by a decrease in occupancy from 87.2% in 1996 to 84.6% in 1997. The railroad contracts were essentially unchanged, while rate increases were achieved in other market segments with a slight decline in rooms sold.

The Partnership's Bakersfield motel achieved a $23,597 or 3.0% decrease in total expenses and debt service during the fiscal year covered by this report as compared to the previous fiscal year. The waiver of the tax penalty resulted in a $55,082 reduction in expenditures. This was offset by $24,036 in increased legal fees and $7,986 in increased renovations and replacments.

The Partnership's Bakersfield motel experienced a $143,478 or 15.6% decrease in total expenses and debt service during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The loan that was secured by the Bakersfield property was liquidated in 1996.

Future Trends

The Partnership's motel properties were sold effective February 22, 1999. The Partnership will be terminated after it completes its winding-up activities. As a result, "Y2K" problems are irrelevant to the Partnership.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-13.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                            SUPER 8 MOTELS III, LTD.

                             SACRAMENTO, CALIFORNIA

                                DECEMBER 31, 1998

Item 8: Financial Statements




                            SUPER 8 MOTELS III, LTD.

                          INDEX OF FINANCIAL STATEMENTS


                                                                    Pages


   Report of Independent Certified Public Accountants                F-3

   Balance Sheets, December 31, 1998 and 1997                        F-4

   Statements of Operations for the years ended December 31, 1998,
     1997 and 1996                                                   F-5

   Statements of Partners' Equity for the years ended December 31,
     1998, 1997 and 1996                                             F-6

   Statements of Cash Flows for the years ended December 31, 1998,
     1997 and 1996                                                   F-7 to
                                                                     F-8

   Notes to Financial Statements                                     F-9 to
                                                                     F-13














Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels III, Ltd.

We have audited the  accompanying  balance sheets of Super 8 Motels III, Ltd., a
California limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels III, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 10 in the financial statements, on February 22, 1999, the Partnership was dissolved as a result of the sale of all of its properties.


VOCKER KRISTOFFERSON AND CO.


February 4, 1999
(except for Note 10 as to which the date is February 22, 1999)
San Mateo, California

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS
                                                            1998        1997
                                                        ----------   ----------
Current Assets:
 Cash and temporary investments (Notes 1, 3 and 7)        $271,625   $  362,215
 Accounts receivable                                       110,652      100,184
 Other receivables (Note 9)                                 36,286         -
 Prepaid expenses                                            8,918        9,229
                                                        ----------   ----------
  Total Current Assets                                     427,481      471,628
                                                        ----------   ----------

Property and Equipment (Notes 2 and 4):
 Land                                                    1,670,129    1,670,129
 Capital improvements                                       26,175       26,175
 Buildings   3,276,870                                   3,276,870
 Furniture and equipment                                   809,802      782,439
                                                        ----------   ----------
                                                         5,782,976    5,755,613
 Accumulated depreciation and amortization              (3,110,060)  (2,968,172)
                                                        ----------   ----------
  Property and Equipment, Net                            2,672,916    2,787,441
                                                        ----------   ----------

   Total Assets                                         $3,100,397   $3,259,069
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities               $   48,148   $  105,668
 Due to related parties                                      8,316       10,749
                                                        ----------   ----------
  Total Current Liabilities                                 56,464      116,417
                                                        ----------   ----------

   Total Liabilities                                        56,464      116,417
                                                        ----------   ----------

Partners' Equity:
 Limited Partners                                        3,021,574    3,122,276
 General Partner                                            22,359       20,376
                                                        ----------   ----------
  Total Partners' Equity                                 3,043,933    3,142,652
                                                        ----------   ----------

   Total Liabilities and Partners' Equity               $3,100,397   $3,259,069
                                                        ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                  Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Income:
 Guest room                                  $1,638,563  $1,592,209  $1,464,850
 Telephone and vending                           26,760      33,356      34,128
 Interest                                        10,335      13,116       8,288
 Other                                           10,274       3,178       2,996
                                             ----------  ----------  ----------
  Total Income                                1,685,932   1,641,859   1,510,262
                                             ----------  ----------  ----------

Expenses:
 Motel operations (exclusive of depreciation
  shown separately below) (Notes 5 and 6)     1,185,995   1,164,112   1,189,294
 General and administrative (exclusive
  of depreciation shown separately below)
  (Note 5)                                       77,300      72,722      74,474
 Depreciation and amortization (Note 2)         144,841     151,769     162,569
 Penalties assessed (waived)                    (54,766)     54,766        -
 Interest                                          -           -          7,765
 Legal settlement and related legal fees         21,368        -           -
 Legal fees related to pending sale              29,401        -           -
 Property management fees (Note 5)               83,462      81,437      75,044
                                             ----------  ----------  ----------
  Total Expenses                              1,487,601   1,524,766   1,509,146
                                             ----------  ----------  ----------

   Net Income                                $  198,331  $  117,093  $    1,116
                                             ==========  ==========  ==========


Net Income Allocable to Limited Partners       $196,348    $115,922      $1,105
                                               ========    ========      ======

Net Income Allocable to General Partner          $1,983      $1,171         $11
                                                 ======      ======      ======

Net Income Per Partnership Unit (Note 1)         $33.05      $19.52        $.19
                                                 ======      ======      ======

Distributions to Limited Partners Per
  Partnership Unit (Note 1)                      $50.00      $25.00       $  -
                                                 ======      ======      ======




The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

                                                 Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Limited Partners:
 Balance, beginning of year                  $3,122,276  $3,154,879  $3,153,774
 Net Income                                     196,348     115,922       1,105
 Cash Distributions                            (297,050)   (148,525)       -
                                             ----------  ----------  ----------
  Balance, End of Year                        3,021,574   3,122,276   3,154,879
                                             ----------  ----------  ----------

General Partner:
 Balance, beginning of year                  $   20,376  $   19,205  $   19,194
 Net income                                       1,983       1,171          11
                                             ----------  ----------  ----------
  Balance, End of Year                           22,359      20,376      19,205
                                             ----------  ----------  ----------


  Total Partners' Equity                     $3,043,933  $3,142,652  $3,174,084
                                             ==========  ==========  ==========



























  The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------

Cash Flows From Operating Activities:
 Received from motel operations              $1,665,129  $1,596,674  $1,505,571
 Expended for motel operations and
  general and administrative expenses        (1,438,688) (1,317,510) (1,359,033)
 Interest received                               10,335      13,115       9,401
 Interest paid                                     -          -          (9,044)
                                             ----------  ----------  ----------
  Net Cash Provided by Operating Activities     236,776     292,279     146,895
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
 Proceeds from sale of equipment                   -            120         500
 Purchases of property and equipment            (30,316)    (36,441)    (24,711)
                                             ----------  ----------  ----------
  Net Cash Used by Investing Activities         (30,316)    (36,321)    (24,211)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
 Distributions paid to limited partners        (297,050)   (148,525)    -
 Payments on notes payable                         -           -       (153,456)
                                             ----------  ----------  ----------
  Net Cash Used by Financing Activities        (297,050)   (148,525)   (153,456)
                                             ----------  ----------  ----------

  Net Increase (Decrease) in Cash and
   Temporary Investments                        (90,590)    107,433     (30,772)

Cash and Temporary Investments:
   Beginning of year                            362,215     254,782     285,554
                                             ----------  ----------  ----------

    End of Year                              $  271,625  $  362,215   $ 254,782
                                             ==========  ==========  ==========











  The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                 Years Ended December 31:
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                 $  198,331  $  117,093  $    1,116
                                             ----------  ----------  ----------

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization               144,841     151,769     162,569
    (Gain) loss on disposition of property
     and equipment                                 -            743        (500)
    (Increase) decrease in accounts
     receivable                                 (10,468)    (32,070)      4,710
    Increase in other receivables               (36,286)       -           -
    Decrease in prepaid expenses                    311       2,112         247
    Increase (decrease) in accounts payable
     and accrued liabilities                    (57,520)     43,648     (23,012)
    Increase (decrease) in due to
     related parties                             (2,433)      8,984       1,765
                                             ----------  ----------  ----------
     Total Adjustments                           38,445     175,186     145,779
                                             ----------  ----------  ----------

     Net Cash Provided by
      Operating Activities                   $  236,776  $  292,279  $  146,895
                                             ==========  ==========  ==========





















  The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Motels III, Ltd. is a limited partnership organized under California law on June 2, 1980 to acquire and operate motel properties in San Bernardino and Bakersfield, California. The term of the Partnership expires December 31, 2030, and may be dissolved earlier under certain circumstances (see note 10). The San Bernardino motel was opened in March, 1982, and the Bakersfield motel was opened in September, 1982. The Partnership grants credit to customers, substantially all of which are local businesses or government agencies in San Bernardino or Bakersfield.

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

The Partnership agreement requires that the Partnership maintain working capital reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($297,050 at December 31, 1998). As of December 31, 1998 the Partnership had working capital of $371,017.


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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1998 and 1997 consists of the following:

                                                         1998       1997
                                                      ---------   ---------
      Cash in bank                                    $  42,462   $  44,675
      Money market accounts                             229,163     317,540
                                                      ---------   ---------
       Total Cash and Temporary Investments           $ 271,625   $ 362,215
                                                      =========   =========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.


NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation and amortization of property and equipment:
                                                        1998         1997
                                                     ----------   ----------
   Capital improvements                              $   24,388   $   23,381
   Buildings                                          2,364,738    2,256,608
   Furniture and equipment                              720,934      688,183
                                                     ----------   ----------
                                                     $3,110,060   $2,968,172
                                                     ==========   ==========

The following is a summary of the federal income tax basis as of December 31, 1998:

   Land                                              $1,670,129
   Capital improvements                                  26,175
   Buildings                                          3,098,640
   Furniture and equipment                              809,802
                                                     ----------
                                                      5,604,746
   Less accumulated depreciation and amortization    (3,829,178)
                                                     ----------
                                                     $1,775,568
                                                     ==========

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of each motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return, the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($81,928, $79,610 and $73,242 for the years ended December 31, 1998, 1997 and 1996, respectively) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel properties as a franchisee of Super 8 Motels, Inc., through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc. (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $32,771, $31,844 and $29,297 for the years ended December 31, 1998, 1997 and 1996, respectively.

Property Management Fees
The General Partner, or its affiliates, handles the management of the motel properties of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, and amounted to $83,462, $81,437 and $75,044 for the years ended December 31, 1998, 1997 and 1996, respectively.

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partner is to receive 9% of cash available for distributions for Partnership management services, along with an additional 1% of cash available for distributions on account of its interest in the profit and losses subordinated in each case, however, to receipt by the Limited Partners of a 10% per annum cumulative pre-tax return on their adjusted capital contributions. At December 31, 1998, the Limited Partners had not received the 10% cumulative return, and accordingly, no Partnership management fees are presently payable and therefore are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or a refinancing. As of December 31, 1998, the cumulative amount of these fees was $471,296.

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the General Partner is to receive 15% of distributions of net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions. Through December 31, 1998, there had been no such sales or refinancings.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. Management believes that the methods used to allocate shared administrative expenses are reasonable. The administrative expenses allocated to the Partnership were approximately $247,000, $230,000 and $225,000 during the years ended December 31, 1998, 1997 and 1996, respectively, and are included in general and administrative and motel operating expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the fifty percent stockholder of Grotewohl Management Services, Inc., the General Partner. One of these employees terminated his employment prior to May 1998.

NOTE 6 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating costs for the following years:
                                                1998        1997        1996
                                             ----------  ----------  ----------
Salaries and related costs                   $  466,639  $  454,635  $  447,181
Franchise and advertising fees                   81,928      79,610      73,242
Utilities                                       107,831     111,274     111,366
Allocated costs, mainly
  indirect salaries                             197,696     186,004     184,064
Replacements and renovations                     50,310      30,280      46,007
Maintenance expenses                             54,359      68,121      73,715
Property taxes                                   58,001      57,738      53,058
Property insurance                               31,616      33,433      37,215
Other operating expenses                        137,615     143,017     163,446
                                             ----------  ----------  ----------
 Total motel operating expenses              $1,185,995  $1,164,112  $1,189,294
                                             ==========  ==========  ==========
NOTE 7 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in four commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of December 31, 1998 follows:

         Total cash in all California banks                $301,019
         Portion insured by the FDIC                       (279,939)
                                                           --------
            Uninsured cash balances                        $ 21,080
                                                           ========
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and temporary investments, accounts receivable, other receivables, accounts payable, accrued liabilities and due to related parties in the balance sheet approximates fair value.

                            SUPER 8 MOTELS III, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 9 - PENDING SALE OF MOTEL ASSETS (SEE NOTE 10)

On May 15, 1998 the Partnership and four other limited partnerships managed by the general partner entered into a contract to sell all their motel assets. Escrow for the sales opened June 1998. By majority vote the limited partners of the Partnership have approved the sale of the Partnership's motel assets pursuant to such contract, and the limited partners of the four other limited partnerships have also approved by majority vote the sale of their respective limited partnership's motel assets. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the limited partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $140,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.

In connection with the anticipated sale of the motel assets, the Partnership has incurred reimbursable costs in the amount of $36,286 which are included as other receivables in the accompanying balance sheet.


NOTE 10 - SUBSEQUENT EVENTS AND TERMINATION OF PARTNERSHIP

On February 22, 1999, the Partnership sold both motel properties and related assets. The property was purchased by Tiburon Hospitality LLC, a California limited liability company in which Mark Grotewohl has a 50% profits interest. Mark Grotewohl is a former employee of the Partnership and the son of the two owners of the Partnership's General Partner. The Partnership received cash of approximately $2,810,800. These transactions resulted in a gain per books of approximately $140,000.

As a result of the sale of all of its properties the Partnership was dissolved on February 22, 1999. Upon completion of its winding-up activities and, after payment of all expenses, the Partnership will make a final distribution to its partners and will be terminated.

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

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. Mr. Grotewohl is a 50% shareholder, the sole director and the principal executive officer of the General Partner.

Mr. Grotewohl, age 80, is an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.


Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust established for Mr. Brown's heirs shares in certain of the compensation otherwise payable to the General Partner and its affiliates. Similarly, although Borel Associates ceased to have any interest in the Partnership upon its dissolution, Mr. Dana continues to share in such compensation.

The following is a description of the fees paid or payable to the General Partner, the Brown trust and Mr. Dana.

Property Management Fees

The Manager managed all motel properties of the Partnership. The fee for this service was 5% of the gross proceeds from the operations of each motel. This compensation was in addition to the cost of compensating the Partnership's employees and the cost of goods and services acquired for the Partnership from independent contractors.

The Partnership accrued and paid such fees to the Manager in the amount of $83,462 during the year ended December 31, 1998.

Franchise Fees and Advertising Fees

The Partnership operated its motels as a franchisee of Super 8 Motels, Inc., pursuant to sub-franchises from the Manager. In connection with the operation of each of its motels, the Partnership, as franchisee, paid 4% of its gross room revenues to the franchisor. One-half of the franchise fee was paid to the Manager. In addition to the franchise fee, the Partnership paid 1% of its gross room revenues to the franchisor as an advertising fee. No part of this fee was paid to the Manager.

The total of franchise fees accrued during the year ended December 31, 1998 to Super 8 Motels, Inc. was $65,543, of which $32,771 accrued to the Manager. All the above amounts have been paid.

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

No such cash distributions were paid by the Partnership to the General Partner during the fiscal year ended December 31, 1998 and no such distributions ever will be paid to the General Partner.

General Partner's  Interest in Net Proceeds of Sales,  Financing and
 Refinancing  of  Partnership  Properties

The proceeds from the sale or refinancing of properties are distributed first to the Limited Partners until they have received cumulative payments from all distribution sources equal to 100% of their original capital contributions and a cumulative 10% per annum return on their adjusted capital contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties would be distributed 15% to the General Partner and 85% to the Limited Partners.

No such distributions were paid or accrued for the account of the General Partner during the fiscal year covered by this report and no such fees ever will paid in the future.

Allocation of General Partners' Interest

Compensation to the General Partners and their affiliates in the form of franchise fees and property management fees is allocated 1/3 each to the Brown trust, the General Partner and Robert J. Dana.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Security Ownership of Certain Beneficial Owners

                                                   AMOUNT AND
   TITLE                                           NATURE OF
    OF          NAME AND ADDRESS OF BENEFICIAL     BENEFICIAL    PERCENT
   CLASS                     OWNER                 OWNERSHIP    OF CLASS
------------------------------------------------------------------------
   Units       Everest Lodging Investors, LLC      355 Units      5.98%
   Units       Everest Madison Investors, LLC      280 Units      4.71%
   Units       KM Investments                       50 Units       .84%
                                                 -----           ------
                        Total                      685 Units     11.53%
                                                 =====

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices, administrative salaries and depreciation expenses. The administrative expenses allocated to the Partnership were approximately $247,000 in 1998 are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the 50% shareholder of the General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report
   1. Financial Statements Included in Part II of this Report

      Report of Independent Certified Public Accountants

       Balance Sheets, December 31, 1998 and 1997
       Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 Statements of Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996 Statements of Cash Flow for the Years Ended December 31, 1998, 1997 and 1996 Notes to Financial Statements

   2. Financial Statement Schedules Included in this Report

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

       Exhibits 10.6 and 10.7 are hereby  incorporated  herein by reference from
       Schedule 14A filed by the registrant on November 3, 1998.

       10.6 Purchase and Sale Agreement dated April 30, 1998.

       10.7 Agreement dated April 21, 1998 and Exclusive Sales Agency contract dated May 8, 1998.

       Exhibits 10.8 and 10.9 are hereby incorporated herein by reference from the Rule 13E-3 Transaction Statement filed by the registrant on November 16, 1998.

       10.8 First Amendment dated May 15, 1998 to Agreement dated April 21,1998.

       10.9 Second Amendment dated October 29, 1998 to Agreement dated April 21, 1998.

(b)  Reports on Form 8-K

     Inapplicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                     SUPER 8 MOTELS III, LTD.

By (Signature and Title)    /s/ Philip B. Grotewohl
                            ------------------------------------------------
                            Philip B. Grotewohl,
                            Chairman of Grotewohl Management Services, Inc.,
                            General Partner

Date April 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)    /s/ Philip B. Philip B. Grotewhl
                            ------------------------------------------------
                            Philip B. Grotewohl,
                            Chief financial  officer,  chief accounting  officer
                            and director of Grotewohl Management Services, Inc.,
                            General Partner

Date April 12, 1999